Form 10QSB
period 1995-03-31
GODDARD INDUSTRIES INC
filed 1995-05-12
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     FORM 10-QSB
(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

For the quarterly period ended           March 31, 1995

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

     Commission File:  No.  0-2052



              GODDARD INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)

       Massachusetts                                 04-2268165
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)

       705 Plantation Street, Worcester, Massachusetts    01605
       (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code (508) 852-2435


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of          Number of Shares Outstanding
Common Stock Outstanding          at March 31, 1995_________

Common Stock, $.01 par value                    2,032,804

Transitional Small Business Disclosure Format

             Yes ___                 No _X_

       GODDARD INDUSTRIES, INC.

       TABLE OF CONTENTS

       PART I - FINANCIAL INFORMATION

                                                                          PAGE

Item 1. Financial Statements

      Consolidated Balance Sheet -  March 31, 1995
      and October 1, 1994 ..............................................    3

      Consolidated Statement of Income - Six Months Ended
      March 31, 1995 and March 31, 1994 ................................    4

      Consolidated Statement of Cash Flows - Six Months Ended
      March 31, 1995 and March 31, 1994 ................................    5

      Notes to Consolidated Financial Statements .......................    6


Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations ..............................   10


      PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................   12


- -2-

                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                                                         March 31,    October 1,
                                                              1995          1994
                                                         UNAUDITED       AUDITED
                         ASSETS
      (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
     Cash and equivalents                               $133,519      $  62,634
     Accounts receivable, net of allowances              774,510        750,205
     Inventories (Note 3)                              2,938,361      2,578,217
     Prepaid expenses and taxes                           15,593         75,116
     Deferred income taxes (Note 5)                       62,100         60,000
        TOTAL CURRENT ASSETS                           3,924,083      3,526,172

PROPERTY, PLANT AND EQUIPMENT,                          3,260,10        209,793
     at cost
     Less - Accumulated depreciation                  -2,284,723     -2,188,825

                                                         975,384      1,020,968
OTHER ASSETS:
     Excess of cost of investment in subsidiaries
     over equity in net assets acquired                   24,215        25,893
     Deferred income taxes - long term                   129,600       118,000
                Total other assets                       153,815       143,893
TOTAL ASSETS                                         $ 5,053,282   $ 4,691,033

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of
       long-term debt (Note 4)                       $   198,640     $  203,807
     Accounts payable                                    331,667        374,423
     Accrued expenses                                    179,358        157,147
     Income taxes payable                                 47,388            -
       TOTAL CURRENT LIABILITIES                         757,053        735,377

LONG-TERM DEBT, net of
current maturities (Note 4)                            1,459,359      1,259,814

DEFERRED COMPENSATION                                    494,000        475,000

STOCKHOLDERS' EQUITY:
     Common stock - par value $.01 per share;
       authorized 3,000,000 shares, issued and
       outstanding 2,032,804 shares.                      20,328         20,328
     Additional paid-in capital                          395,763        395,763
     Retained earnings                                 1,926,779      1,804,751
       TOTAL STOCKHOLDERS' EQUITY                      2,342,870      2,220,842

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                             $5,053,282    $ 4,691,033

- -3-

                              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF INCOME
                                           (UNAUDITED)

                                MARCH 31, 1995              MARCH 31, 1994
                       FOR THE THREE   FOR THE SIX  FOR THE THREE  FOR THE SIX
                        MONTHS ENDED  MONTHS ENDED  MONTHS ENDED  MONTHS ENDED

NET SALES               $   1,648,998  $  3,054,251     $1,197,448   $2,389,746


COST OF SALES               1,078,753     2,013,736        774,772    1,541,046


      GROSS PROFIT            570,245     1,040,515        422,676      848,700


SELLING AND ADMINISTRATIVE
                EXPENSES      389,222       765,053        407,820      765,517
      INCOME FROM OPERATIONS  181,323       275,462         14,856       83,183


OTHER INCOME (EXPENSE):
        Interest expense      -38,439       -72,907         -16,509     -32,194
        Other income, net       6,267         9,671           3,491       4,514

       TOTAL OTHER INCOME
                 EXPENSE)     -32,172       -63,236         -13,018     -27,680


INCOME BEFORE INCOME TAXES    148,851       212,226           1,838      55,503


PROVISION FOR INCOME TAXES     62,500        90,200           1,000      23,000



NET INCOME              $      86,351      $122,026  $          838   $  32,503




PRIMARY EARNINGS PER SHARE (Note 7)


                Net Income       $.04          $.06            $.00        $.02

- -4-

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                                                          FOR THE SIX MONTHS
                                                          ENDED MARCH 31,
                                                         1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                    $    122,026   $    32,503

      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
              Depreciation and amortization               97,578        98,112
              Deferred income taxes                      -13,700       -28,000
              Changes in assets and liabilities:
                      Accounts receivable                -24,305        52,418
                      Inventories                       -360,144       -60,336
                      Prepaid expenses and other          59,523        -2,515
                      Accounts payable                   -42,756        37,844
                      Accrued expenses                    22,211       -29,261
                      Income taxes payable                47,388       -53,812
                      Deferred Compensation               19,000        60,000

                        Total Adjustments                -195,205       74,450

              NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                        -73,179      106,953

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property, plant and equipment additions             -50,314      -66,428


CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in long-term debt                         1,020,000     615,500
      Repayments of long-term debt                        -825,622    -733,674
              NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                         194,378    -118,174

NET INCREASE (DECREASE) IN CASH                             70,885     -77,649

CASH AND EQUIVALENTS - BEGINNING                            62,634     119,588

CASH AND EQUIVALENTS - ENDING                        $     133,519  $   41,939

CASH PAID DURING THE PERIOD:
      Interest                                       $      69,294  $   28,672

      Income taxes                                   $      11,483  $  109,820

- -5-

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                                STATEMENTS
                              MARCH 31, 1995
                               (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES:
            Reference is made to the financial statements included in the Annual Report for the year ended October 1, 1994 for a summary of significant accounting policies and other disclosures.

NOTE 2  BASIS OF PRESENTATION:
            The information shown in the consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

NOTE 3  INVENTORIES:
            Consolidated inventories are comprised of:

                                                   March 31,   October 1,
                                                      1995            1994

                  Finished goods                $ 2,832,941    $ 2,472,797
                  Work in process                    12,596         12,596
                  Raw materials                      92,824         92,824

                                                 $ 2,938,361   $ 2,578,217

            The following factors were taken into consideration in determining inventory values:

                  Goddard Valve Corp. - March 31, 1995 - $1,045,062 (estimated) and October 1, 1994 - $867,801. Interim inventories were valued by management using the gross profit method.

                  Webstone Company, Inc. -  March 31, 1995 -
                  $1,893,299 (estimated)  and October 1, 1994 -
                  $1,710,416.  Interim inventory was valued by
                  management using the gross profit method.
                  Total   inventory is comprised of finished goods.

NOTE 4. LONG-TERM DEBT

      The Company has available a revolving line of credit totaling $1,750,000 bearing interest at the greater of (i) prime plus 3/4% or (ii) the Federal Funds Effective Rate plus 1 1/4% per annum. The agreement expires March 31, 1997 and is secured by all property and assets.
Advances are restricted by certain limitations on eligible receivables and inventories.



- -6-                                                                  continued

      The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

      At March 31, 1995 long-term obligations consisted of the
      following:
                                                      LONG-TERM       CURRENT

        Revolving line of credit                      $1,431,503       $  -
        Capital lease obligations for machinery,
          payable in monthly installments of
          $8,455, through July 1, 1996, with
          imputed interest rates between 7.34%
          and 8.02%.                                      27,856        93,000

        Note due 1995, unsecured, interest
          at 10%                                            -           35,000

        Term note due 1996, principal payments of
          $5,880 per month beginning June 1, 1993
          plus interest at 7%, secured by all
          property and assets.                              -           70,640

                                                      $1,459,359     $ 198,640

NOTE 5  INCOME TAXES

      Included in other assets at March 31, 1995 and October 1, 1994 is a deferred tax asset of $129,600 and $118,000, respectively.

      The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                                    March 31,     October 1,
                                                         1995           1994
      Deferred tax asset
            Deferred Compensation                    $197,100       $190,000
            Inventory valuation                        35,200         35,000
            Accrued Salaries                           11,000         11,000
            Bad Debts                                  12,700         10,000

                                                      256,000        246,000

            Depreciation                               64,300         68,000

                                                     $191,700       $178,000

      Management does not believe that any valuation allowance is necessary.
- - 7 -

NOTE 6 CONTINGENCIES

In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in Massachusetts Superior Court against the Company and another corporation alleging that they had caused the Town to incur response costs for assessment, containment and removal of oil and hazardous materials in relation to the Town's Home Farm wells.
The Town is seeking damages which now exceed $6,500,000.  The
Company is defending itself vigorously against this claim and has joined, as third party defendants, eight other businesses which could be identified as likely to have used the types of compounds detected as contaminating the Town's wells. Motions for summary judgement were made during 1992 and 1993 resulting in dismissal of some, but not all, of the Shrewsbury complaint. Non-expert discovery in this case has been completed, while expert discovery continues. Trial is presently scheduled to begin October 1995.
At the present time, it is not possible to predict the outcome of this matter. Accordingly, the Company has not recorded any loss provision with respect to this lawsuit.

In connection with a proposed bank financing in 1987, the Company retained an environmental engineering firm to perform a site assessment at its corporate headquarters. The results of that assessment revealed that the ground water is contaminated and that an off-site source may have introduced the contaminants. As required by law, the Company notified the Massachusetts
Department of Environmental Protection (DEP). The DEP issued a Notice of Responsibility designating the site as a priority disposal site. A Phase One Limited Site Investigation report was submitted to the DEP. On August 10, 1994 the Company received a Tier I Transition Classification and Permit Statement Cover Letter designating the site as a Tier IA Site under the Massachusetts Contingency Plan. The Company submitted a request to the DEP to reclassify the site as Tier IB or IC, which will remove any response actions from DEP oversight. At the present time, it is not possible to ascertain the cost, if any, of remediation or whether the Company will be able to obtain reimbursement for such costs from any third party causing the contamination or any insurance carrier. Accordingly, the Company has not recorded any provision for loss with respect to this DEP matter.

Several of the Company's insurers are participating in the Company's defense in both the DEP matter and the Town of Shrewsbury litigation under a reservation of rights. The trial in the Town of Shrewsbury litigation is presently scheduled to begin
October, 1995. The Company's principal insurer has also filed suit for a declaratory judgement that they have no duty to defend or indemnify the Company. This action is currently stayed until October 1995.

In the event that the Company does not prevail in its defense of either Shrewsbury litigation or the DEP claim and is unsuccessful in obtaining reimbursement from insurance carriers or other parties, these matters could have a material adverse impact on the Company's financial condition.

- - 8 -

NOTE 7    COMMON STOCK:

Primary earnings per share are computed on a weighted average number of shares outstanding. Fully diluted earnings per share are not presented because the effect of the exercise of the stock options would not be dilutive.
































- -9-

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
          Condition and results of Operations


RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 1995 COMPARED TO
FISCAL QUARTER ENDED MARCH 31, 1994

Consolidated sales for the quarter ended fiscal 1995 were $1,649,000, 37.8% ahead of sales of $1,197,000 reported for the same quarter last year. The Goddard Valve division was responsible for 74% of this increase because of substantially increased sales volume.

During the quarter, the Valve division enjoyed a relatively heavy period of incoming orders while the month of March 1995 alone was at record levels for both new orders and shipments for the Goddard Valve division.

Selling and administrative expenses were relatively unchanged despite the increase in revenues. Interest expense more than doubled for the current quarter because both interest rates and borrowing levels have increased substantially. The increased borrowing levels were necessitated by the increase in inventory to meet increased orders.

Net earnings increased to $86,351 for the second quarter of 1995 compared to $838 for the same quarter last year.

SIX MONTH PERIOD ENDED MARCH 31, 1995 COMPARE
TO SIX MONTH PERIOD ENDED MARCH , 31, 1994

For the six month period ended March 31, 1995 sales were $3,054,000 compared to last years sales of $2,390,000, a 27.8% increased. Both divisions shared in the $664,000 increase as a result of additional large orders.

Gross profit margins for the six month period were 34.6%, a slight reduction from the 35.5% recorded last year.

Selling and administrative expenses at $765,000 were the same for both periods, even though sales were substantially increased.

Net earnings for the current six months were $122,026, 375%
ahead of 1994 results. Per share earnings were $.06 for 1995 against $.02 for 1994.











- -10-

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities of the Company consumed $73,000 of cash during the six months ended March 31, 1995. Cash was used primarily to increase inventories ($360,000) and also to increase receivables ($24,000) and reduce accounts payable ($43,000) while the major sources of cash were earnings ($122,000) and depreciation and amortization ($98,000) and increased accounts receivable ($24,000).

      The Company also invested $50,000 in additional equipment. This equipment as well as operations were financed through $274,000 of additional net borrowings on the Company's line of credit. The Company also prepaid nearly $80,000 of long-term debt.

      The Company presently maintains a line of credit of $1,750,000 with The First National Bank of Boston collateralized by substantially all of the assets of the Company which expires on March 31, 1997. On March 31, 1995, approximately $1,432,000 had been drawn under that line of credit. The Company believes that the line of credit provides sufficient liquidity to handle the normal working capital requirements of its present business and will be increased, if required, as sales and earnings expand.

      The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

      As more fully described under Note 6 to the financial statements, the Company is a party to two lawsuits and an administrative proceeding relating to environmental matters. At the present time, because of the numerous uncertainties which surround the litigation and administrative proceedings (including without limitation the origin of the alleged contamination, the scope and cost of any required remediation, the ability to obtain reimbursement from third parties who may have caused the alleged contamination, and the extent of insurance coverage which may be available), it is not possible to estimate the amount of loss, if any, the Company may incur with respect to these matters. If the Company does not prevail either in its defense of the proceedings or in its third-party claims for contribution or coverage, the adverse resolution of the DEP or Shrewsbury proceedings could have a material adverse effect on the results of operations on the Company's financial resources.

      Inflation has not been a major factor in the Company's business for the last several years. There can be no assurance that this will continue. The Company's results of operations have not been materially affected by seasonality.





- -11-

       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

      As more fully described in the Company's Form 10-KSB for the year ended October 1, 1994, the Company is a defendant in a suit by the Town of Shrewsbury, Massachusetts to incur various environmental response costs and a suit by certain of its prior insurers contesting overage for environmental claims under insurance policies. There have been no material developments in those cases since the filing of the Form 10-KSB.

Item 6 - Exhibits and Reports on Form 8-K

      (a)  Exhibits
      (10) (I)        Letter agreement between
                  Company's subsidiaries and the bank
                  dated February 1, 1995 modifying
                  banking arrangement.
       (11)             Statement Re: Computation of Per
                  Share Earnings.  The information set
                  forth in Note 7 to the Financial
                  Statements found in PART I hereof is
                  hereby incorporated.

      (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.









- - 12 -

      SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated as of May 9, 1995.

                                    GODDARD INDUSTRIES, INC.



                                    by /s/ Saul I. Reck
                                    Saul I. Reck, President,
                                    Chief Executive Officer
                                    and Principal Financial
                                    Officer



- - 13 -

                                               EXHIBIT (10) (I)

(Bank of Boston/Worcester appears here)

                              As of February 1, 1995


Goddard Valve Corp.
Webstone Company, Inc.
705 Plantation Street
Worcester, MA 01605
Attention:              Saul I. Reck

Ladies and Gentlemen:

      Goddard Valve Corp. (the "Company") and Webstone
Company, Inc. ("Webstone") have entered into a certain Consolidating Revolving and Term Credit and Security Agreement dated as of January 3, 1991 (as amended, the "Agreement") with The First National Bank of Boston (the "Bank"). Revolving loans made pursuant to the Agreement are evidenced by a certain Revolving Loan Note dated as of January 3, 1991, as amended (the "Note") in the original principal amount of $1,600,000 made by the Company and Webstone and payable to the Bank. The Company and Webstone have requested, and the Bank has agreed upon the terms contained herein, to amend the Agreement and the Note and waive compliance with a certain financial convenant for a certain period as provided herein. Therefore, for good and valuable consideration, the receipt of which is hereby acknowledged, the Comapny, Webstone and the Bank hereby agree as follows:

I.      Amendments to the Agreement

      1. Section 1.1 "Borrowing Base" of the Agreement is hereby amended by deleting there from the following "$1,100,000" and substituting the following therefor: "$1,300,000 until July 31, 1995 and $1,100,000 thereafter."

      2. Section 1.1 "Cash Flow" is hereby deleted in its entirety and the following substituted therefor:

      "Cash Flow. At any date as of which the amount thereof shall be determined for the Company and Webstone for any period, the sum of the Company's and Webstone's (a) consolidated earnings from continuing operations after provision for taxes paid in cash for such period, but excluding any extraordinary items included in such consolidated income plus (b) consolidated depreciation and amortization for such period plus (c) consolidated interest expense, including imputed interest in capital lease obligations (for such period) plus (d) any increases in deferred compensation payable to Saul I. Reck in an amount not to exceed $150,000 per year for such period minus (e) capital expenditures together with those of its Subsidiaries permitted during such period plus (f) capitalized expenditures financed by amortizing long term debt or capitalized leases."

            3.      Section 1.1 "Commitment Amount" of the
            Agreement is hereby deleted in its entirety and the following substituted therefor:

            "1.1 Commitment Amount $1,750,000"

            4. Section 1.1 "Debt Service" is hereby amended by adding at the end of subsection (b) the following:

            "plus" any decreases in deferred compensation payble to Saul I. Reck"

            5. Section 1.1 "Revolving Loan Termination Date" is hereby amended by deleting therefrom the following: "March 29, 1996" and substituting the following therefor: "March 31, 1997". All references in the Agreement to "Revolving Loan Termination
Date" shall refer to March 31, 1997.

            6. Section 5.10 of the Agreement is hereby amended by deleting "and 1994 and during each fiscal year thereafter" and inserting in lieu thereof the following:

            "through September 30, 1994; 1.2 to 1.0 from October 1, 1994 through June 30, 1995; and 1.0 to 1.0 thereafter.":

            7. Section 5.11 of the Agreement is hereby amended be deleting" and (vi) $2,000,000 during the Company's fiscal year
1995" therefrom and inserting in lieu thereof the following:

            (vi) $2,000,000 until June 30, 1995 and (vii) $2,100,000
            thereafter."

            8. Section 5.12 of the Agreement is hereby amended by deleting the section in its entirety and replacing it with the following:

            "5.12 Cash Flow to Debt Service. The Company shall at the end of each fiscal quarter for the four fiscal quarters then ended maintain the ratio of Cash Flow to Debt Service of (i) 1.0 to 1.0 for the period ended December 31, 1994;
            (ii) 1.15 to 1.0 from January 1, 1995 until June 30, 1995;
            (iii) 1.25 to 1.0 from July 1, 1995 until October 1, 1995; and (iv) 1.35 to 1.0 thereafter."

            9.0 All financial and covenant compliance documentation required to be provided to the Bank by either the Company or Webstone pursuant to the Agreement shall be deemed to be amended to reflect the amendments described herein.

II.     Amendments to the Note

            The Note is hereby amended by deleting "$1,600,000" and "One Million Six Hundred Thousand and no/100 Dollars
($1,600,000)" and inserting "$1,7500,000" and "One Million
Seven Hundred Fifty Thousand and no/100 Dollars ($1,750,000)", respectively, in lieu thereof.

III.    Waiver

            1. The Bank hereby waives any Event of Default which may have occurred solely as a result of the Company's failure to maintain the Leverage covenant set forth in Section 5.10 of the Agreement for the fiscal quarter ending December 31, 1994.

            2. The waiver described above is limited to the covenant for the period described above and is not to be construed as a waiver of any other term or provision of the Agreement or the Note or a waiver of compliance with such covenant for any other period.

IV.     Miscellaneous

            1. Goddard Industries, Inc. has executed this letter for the purpose of acknowledging the terms hereof and affirming the terms of its Unlimited Guaranty dated as of January 3, 1991 as of the date hereof after giving effect to the amendments provided for herein.

            2. Other than as amended hereby, all terms and provisions of the Agreement and the Note are ratified and affirmed as of the date hereof and the Company and Webstone represent to the Bank that except as set forth in Section III above, there has occurred no Default of Event or Default under the Agreement or the Note.

            3. The Company agrees to pay on demand all costs and expenses of the Bank in connection with the preparation, execution, delivery and enforcement of this letter, including the fees and allocation costs of its in-house counsel.

            4. This letter may be executed in counterparts each of which shall be deemed to be an original document.

            5. Upon receipt of an executed copy of this letter this letter shall be deemed to be an amendment to the Agreement and the Note effective as of the date first written above as an instrument under seal to be governed by the laws of The
Commonwealth of Massachusetts.

            Please evidence your agreement to the foregoing by having an authorized officer of each of the Company and Webstone execute this letter whre indicated below and returning it to the undersigned.

                  Very truly yours,
                  THE FIRST NATIONAL BANK OF BOSTON



                  By:    /s/ George M. Mandt
                  Its:         Vice President

Acknowledged and Agreed:
GODDARD VALVE CORP.

By:         /s/Saul I. Reck
Its:             Treasurer

WEBSTONE COMPANY, INC.

By:        /s/Saul I. Reck
Its.            Treasurer

GODDARD INDUSTRIES, INC.

By:        /s/Saul I. Reck
Its:            Treasurer