Form 10QSB/A
period 1995-03-31
GODDARD INDUSTRIES INC
filed 1995-08-11
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     FORM 10-QSB/A
(Mark One)

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

Title of Each Class of        Number of Shares Outstanding
Common Stock Outstanding   at March 31, 1995

Common Stock, $.01 par value            2,032,804

Transitional Small Business Disclosure Format

               Yes ___             No _X_

                                          EXHIBIT (27)

This schedule contains summary financial information extrancted from Form 10-QSB and is qualified in its entirety by reference to such financial statements.

                                                      3-MOS
6-MOS

     Fiscal year end
Sep 30 1995
     Period start                               Jan 01 1995
Oct 01 1994
     Period end                                Mar 31 1995
Mar 31 1995

     CASH
133,519
     SECURITIES
0
     RECEIVABLES
798,310
     ALLOWANCES
23,800
     INVENTORY
2,938,361
     CURRENT ASSETS
3,924,083
     PP&E
3,260,107
     DEPRECIATION
2,284,723
     TOTAL ASSETS
5,053,282
     CURRENT LIABILITIES
757,053
     COMMON
20,328
     OTHER
2,322,542
     TOTAL LIABILITY
5,053,282
          AND EQUITY

     SALES                                          1,648,998
3,054,251
     TOTAL REVENUES                     1,655,265
3,063,922
     COS                                               1,078,753
2,013,736
     TOTAL COSTS                                389,222
765,053
     INTEREST EXPENSES                      38,439
72,906
     LOSS PROVISIONS                             3,000
6,000
     INCOME PRETAX                           148,851
212,226
     INCOME TAX                                    62,500
90,200
     NET INCOME                                    86,351
122,026
     EPS
 .04                          .06





     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated as of August 11, 1995

                              GODDARD INDUSTRIES, INC.



                              by /s/ Saul I. Reck
Saul I. Reck, President,
                              Chief Executive Officer
                              and Principal Financial
                              Officer




























     - 13 -