Form 10QSB
period 1995-06-30
GODDARD INDUSTRIES INC
filed 1995-08-11
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     FORM 10-QSB
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the quarterly period ended           June 30, 1995

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

Registrant's telephone number, including area code (508) 852-
2435


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

Title of Each Class of                         Number of
Shares Outstanding
Common Stock Outstanding               at June 30, 1995

Common Stock, $.01 par value            2,032,804

Transitional Small Business Disclosure Format

               Yes ___             No _X_



     GODDARD INDUSTRIES, INC.

     TABLE OF CONTENTS

     PART I - FINANCIAL INFORMATION



PAGE

Item 1.   Financial Statements

     Consolidated Balance Sheet -  June 30, 1995
     and October 1,
1994........................................................
 .     3

     Consolidated Statement of Income - Nine Months Ended
     June 30, 1995 and June 30,
1994......................................     4

     Consolidated Statement of Cash Flows - Six Months Ended
     June 30, 1995 and June 30, 1994
 .................................     5

     Notes to Consolidated Financial
Statements.......................      6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of
Operations..................................    10


     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-
K................................... 12










                                             -2-












                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

June 30,     October 1

1995            1994

UNAUDITED  AUDITED
                                        ASSETS
      (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
     Cash and equivalents
$  69,196         $  62,634
     Accounts receivable, net of allowances
960,571           750,205
     Inventories (Note 3)
2,721,508        2,578,217
     Prepaid expenses and taxes
14,597            75,116
     Deferred income taxes (Note 5)
63,100            60,000
     TOTAL CURRENT ASSETS                        3,828,972
3,526,172

PROPERTY, PLANT AND EQUIPMENT,         3,309,621
3,209,793
     at cost
     Less - Accumulated depreciation
2,327,402       -2,188,825


982,219         1,020,968
OTHER ASSETS:
     Excess of cost of investment in subsidiaries
     over equity in net assets acquired
23,276              25,893
     Deferred income taxes - long term
135,400            118,000
          Total other assets
158,676            143,893

TOTAL ASSETS
$4,969,867       $4,691,033

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of
       long-term debt (Note 4)
$  181,000         $  203,807
     Accounts payable
219,025             374,423
     Accrued expenses
222,548            157,147
     Income taxes payable
143,692                  -
       TOTAL CURRENT LIABILITIES                766,265
735,377

LONG-TERM DEBT, net of
current maturities (Note 4)
1,252,061         1,259,814

DEFERRED COMPENSATION                           503,500
475,000

STOCKHOLDERS' EQUITY:
     Common stock - par value $.01 per share;
       authorized 3,000,000 shares, issued and
       outstanding 2,032,804 shares.
20,328               20,328
     Additional paid-in capital
395,763             395,763
     Retained earnings
2,031,950           1,804,751
       TOTAL STOCKHOLDERS' EQUITY        2,448,041
2,220,842

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                     $4,969,867
$4,691,033
- -3-

                         GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF
INCOME
                                   (UNAUDITED)

                                                     JUNE
30, 1995                                          JUNE 30,
1994
                                   FOR THE THREE   FOR THE
NINE      FOR THE THREE    FOR THE NINE
                                   MONTHS ENDED  MONTHS
ENDED  MONTHS ENDED   MONTHS ENDED

NET SALES                                 $1,923,086
$4,977,317              $1,231,080              $3,620,826


COST OF SALES                           1,266,108
3,279,844                   795,409                2,336,455

      GROSS PROFIT                          656,978
1,697,473                    435,671               1,284,371


SELLING AND ADMINISTRATIVE
          EXPENSES                               449,416
1,214,469                    370,663              1,136,180

   INCOME FROM OPERATIONS      207,562              483,004
65,008                 148,191


OTHER INCOME (EXPENSE):
     Interest expense                               -36,019
- -108,926                      -20,221                -52,415
     Other income, net                               9,848
19,519                         5,070
9,584

       TOTAL OTHER INCOME
          (EXPENSE)                               -26,171
- -89,407                      -15,151                 -42,831


INCOME BEFORE INCOME TAXES 181,391             393,597
49,857               105,360

PROVISION FOR INCOME TAXES     76,200             166,400
19,000                 42,000

NET INCOME                                    $105,191
$227,197                    $   30,857         $     63,360


PRIMARY EARNINGS PER SHARE (Note 7)


          Net Income                                 $0.05
$0.11                             $ .02                    $
 .03

     -4-







                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

FOR THE NINE MONTHS

ENDED JUNE 30,

1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income
$ 227,197           $63,360

     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
          Depreciation and amortization
141,194             130,375
          Deferred income taxes
- -20,500              -42,000
          Changes in assets and liabilities:
               Accounts receivable
- -210,366             105,863
               Inventories
- -143,291           -391,601
               Prepaid expenses and other
60,519               -7,741
               Accounts payable
- -155,398            153,727
               Accrued expenses
65,401             -63,347
               Income taxes payable
143,692             -73,262
               Deferred Compensation
28,500               90,000

                 Total Adjustments
- -90,249              -97,986

          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES
136,948             -34,626

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions
- -99,828             -89,174


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in long-term debt
1,384,000           1,074,500
     Repayments of long-term debt
- -1,414,558             -978,760
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES
- -30,558                95,740

NET INCREASE (DECREASE) IN CASH
6,562               -28,060

CASH AND EQUIVALENTS - BEGINNING                    62,634
119,588

CASH AND EQUIVALENTS - ENDING                    $
69,196          $    91,528

CASH PAID DURING THE PERIOD:
     Interest
$   105,313           $    47,185

     Income taxes
$     29,214           $  164,070

                                     -5-



                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS
                                JUNE 30, 1995
                                 (UNAUDITED)

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

NOTE 3    INVENTORIES:
          Consolidated inventories are comprised of:

June 30,    October 1,

1995          1994

               Finished goods
$ 2,616,089    $ 2,472,797
               Work in process
12,596           12,596
               Raw materials
92,824           92,824


$ 2,721,509    $ 2,578,217

          The following factors were taken into
consideration in
          determining inventory values:

               Goddard Valve Corp. -  June 30, 1995 -
$977,310
               (estimated) and October 1, 1994 - $867,801.
Interim
               inventories were valued by management using the
               gross profit method.

               Webstone Company, Inc. -  June 30, 1995 -
               $1,744,199 (estimated)   and October 1, 1994
- -
               $1,710,416. Interim inventory was valued by management using the gross profit method.
               Total inventory is comprised of finished goods.

NOTE 4.   LONG-TERM DEBT

     The Company has available a revolving line of credit totaling
$1,750,000 bearing interest at the greater of (i) prime plus
3/4% or (ii) the
Federal Funds Effective Rate plus 1 1/4% per annum. The agreement expires March 31, 1997 and is secured by all property and assets.
Advances are restricted by certain limitations on eligible receivables and inventories.

                                      -6-
continued

LONG-TERM OBLIGATIONS (continued)

     The credit agreement contains a number of covenants, the most restrictive of which relate to working capital,
     tangible net worth, and profitability levels, and restrict payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

     At June 30, 1995 long-term obligations consisted of the following:

LONG-TERM CURRENT

       Revolving line of credit
$ 1,247,503    $      -
       Capital lease obligations for machinery,
         payable in monthly installments of
         $8,455, through July 1, 1996, with
         imputed interest rates between 7.34%
         and 8.02%.
4,558         93,000

       Note due 1995, unsecured, interest
         at 10%
35,000

       Term note due 1996, principal payments of
         $5,880 per month beginning June 1, 1993
         plus interest at 7%, secured by all
         property and assets.
53,000


1,252,061       181,000
NOTE 5    INCOME TAXES

     Included in other assets at June 30, 1995 and October
1, 1994 is
     a deferred tax asset of $198,500 and $118,000, respectively.

     The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:


June 30,            October 1,

1995               1994
     Deferred tax asset
          Deferred Compensation                            $
200,000           $  190,000
          Inventory valuation
35,200                 35,000
          Accrued Salaries
11,000                 11,000
          Bad Debts
13,600                 10,000


260,700               246,000

          Depreciation
62,200                 68,000


$  198,500            $ 178,000

     Management does not believe that any valuation allowance is necessary.

- - 7 -


NOTE 6    CONTINGENCIES

In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in Massachusetts Superior Court against the Company and another corporation alleging that they had caused the Town to incur response costs for assessment, containment and removal of oil and hazardous materials in relation to the Town's Home Farm wells.
The Town is seeking damages which now exceed $6,500,000.
The
Company is defending itself vigorously against this claim and has joined, as third party defendants, eight other businesses which could be identified as likely to have used the types of compounds detected as contaminating the Town's wells. Motions for summary judgement were made during 1992 and 1993 resulting in dismissal of some, but not all, of the Shrewsbury complaint. Non-expert discovery in this case has been completed, while expert discovery continues. Trial is presently scheduled to begin October
1995.
Legal counsel are unable to form an opinion regarding the outcome of this matter. Accordingly, the Company has not recorded any loss provision with respect to this lawsuit.

In connection with a proposed bank financing in 1987, the Company retained an environmental engineering firm to perform a site assessment at its corporate headquarters. The results of that assessment revealed that the ground water is contaminated and that an off-site source may have introduced the contaminants. As required by law, the Company notified the Massachusetts Department of Environmental Protection (DEP). The DEP has issued a Notice of Responsibility designating the site as a priority disposal site. A Phase One Limited Site Investigation report was submitted to the DEP. On August 10, 1994 the Company received a Tier I Transition Classification and Permit Statement Cover Letter designating the site as a Tier IA Site under the Massachusetts
Contingency Plan. The Company submitted a request to the DEP to reclassify the site as Tier IB or IC, which will remove any response actions from DEP oversight. At the present time, it is not possible to ascertain the cost, if any, of remediation or whether the Company will be able to obtain reimbursement for such costs from any third party causing the contamination or any insurance carrier. Accordingly, the Company has not recorded any provision for loss with respect to this DEP matter.

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

In the event that the Company does not prevail, these matters could have a material adverse impact on the Company's financial condition.


- - 8-


NOTE 7    COMMON STOCK:

Primary earnings per share are computed on a weighted average number of shares outstanding. Fully diluted earnings per share are not presented because the effect of the exercise of the stock options would not be dilutive.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
            Condition and results of Operations


RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 1995 COMPARED TO
FISCAL QUARTER ENDED JUNE 30, 1994

Consolidated sales for the quarter ended June 30, 1995 were $1,923,000, a 56.7% increase over the $1,231,000 reported for
the same period in 1994. The sales increase was shared by both divisions. Our Valve division enjoyed increased orders and sales as the cryogenic industry recovered from the generally slow period encountered during the prior year. The sales increase for the current quarter over the corresponding period last year in our Webstone division came about from a larger sales force and an improved program in motivating the Company's sales representatives.

Consolidated gross profit margins for the current quarter were
34.2%, a slight reduction from the 35.4% reported last year, while selling and administrative expenses as a percentage of sales decreased from 30.1% to 23.4%.

Consolidated net earnings for the June quarter were $105,191
(.05 per share) compared to 1994 earnings of $30,857
(.02 per share) in the same quarter last year.

NINE MONTHS ENDED JUNE 30, 1995 COMPARED
TO NINE MONTHS ENDED JUNE 30, 1994

Consolidated sales for the nine month period ended June 30, 1995 were
$4,977,000, 37.5% ahead of sales for the same period last year. During this nine month period incoming orders in both divisions were at record levels and management believes that this trend will continue for the balance of fiscal 1995. In our Valve division, orders for export have increased while in our Webstone division the addition of sales representatives has made a significant difference in the level of incoming orders and sales.

Consolidated gross profit margins of 34.1% were slightly lower than the
35.5% reported for the same period for 1994.

Although selling and administrative expenses increased by $78,000, they decreased as a percentage of net sales from 31.4% in the first nine months of 1994 to 24.4% in the first nine months of 1995.

Interest expense approximately doubled for the period due to increased loan levels.

Net earnings for the nine month period were $227,197
compared
to $63,360 for 1994.  Per share earnings were $0.11 and
$0.03
respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1995 operating activities generated $137,000 of cash. The major sources of cash were earnings ($227,000), depreciation and amortization ($142,000) and increased income tax liabili-ties ($143,000) associated with improved earnings.
Increased
inventories ($144,000) and accounts receivable ($210,000) required by the additional sales and a reduction in accounts payable ($155,000) consumed cash during the period.

The cash generated from operations and $91,000 of additional advances on the line of credit were used to acquire $100,000 of additional equipment and to retire $121,000 of installment debt.

The Company presently maintains a line of credit of
$1,750,000
with The First National Bank of Boston collateralized by sub-stantially all of the assets of the Company which expires on March 31, 1997. On June 30, 1995, approximately $1,252,000 had been drawn under that line of credit. The Company believes that the line of credit provides sufficient liquidity to handle the normal working capital requirements of its present business and will be increased, if required, as sales and earnings expand.

The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

As more fully described under Note 6 to the financial statements, the Company is a party to two law suits and an administrative proceeding relating to environmental matters. At the present time, because of numerous uncertanties (including without limitation the origin of the alleged contamination, the scope and cost of any required remediation, the ability to obtain reimbursement from third parties who may have caused the alleged contamination, and the extent of insurance coverage which may be available), it is not possible to estimate the amount of loss, if any, the Company may incur with respect to these matters. If the Company does not prevail in its defense of the proceedings or in its third-party claims for contribution or coverage, the adverse resolution of the DEP or
Shrewsbury proceedings could have a material adverse effect on the results of operations and on the Company's financial resources.

Inflation has not been a major factor in the Company's business for the last several years. There can be no assurance that this will continue. The Company's results of operations have not been materially affected by seasonality.

     PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     As more fully described in the Company's Form 10-KSB for the year ended October 1, 1994, the Company is a defendant in a suite by the Town of Shrewsbury, Massachusetts to incur various environmental response costs and a suit by certain of its prior insurers contesting overage for environmental claims under insurance policies. There have been no material developments in those cases since the filing of the Form 10-KSB.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

           (11)    Statement Re: Computation of Per
                     Share Earnings.  The information set
                     forth in Note 7 to the Financial
                     Statements found in PART I hereof is
                     hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

     SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated as of August 11, 1995


GODDARD INDUSTRIES, INC.




by /s/ Saul I. Reck

Saul I. Reck, President,

Chief Executive Officer

and Principal Financial

Officer

                     EXHIBIT (27)

This schedule contains summary financial information extracted from Form 10-QSB and is qualified in its entirety by reference to such financial statements.


3-MOS              9-MOS

     Fiscal year end
Sep 30 1995
     Period start
Apr 01 1995     Oct 01 1994
     Period end
Jun 30 1995     Jun 30 1995

     CASH
69,196
     SECURITIES
0
     RECEIVABLES
986,041
     ALLOWANCES
25,470
     INVENTORY
2,721,508
     CURRENT ASSETS
3,828,972
     PP&E
3,309,621
     DEPRECIATION
2,327,402
     TOTAL ASSETS
4,969,867
     CURRENT LIABILITIES
766,265
     COMMON
20,328
     OTHER
2,427,913
     TOTAL LIABILITY
4,969,867
          AND EQUITY

     SALES
1,923,086                 4,977,317
     TOTAL REVENUES                       1,932,934
4,996,836
     COS
1,266,108                 3,279,844
     TOTAL COSTS                                  449,416
1,214,469
     INTEREST EXPENSES                        36,020
108,926
     LOSS PROVISION                                 3,000
9,000
     INCOME PRETAX                             181,391
393,597
     INCOME TAX                                      76,200
166,400
     NET INCOME                                     105,191
277,197
     EPS
 .05                          .011