Form 10QSB/A
period 1995-06-30
GODDARD INDUSTRIES INC
filed 1995-09-19
CIK 41980

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

               Yes ___             No _X_


     GODDARD INDUSTRIES, INC.

     TABLE OF CONTENTS

     PART I - FINANCIAL INFORMATION



PAGE

Item 1.   Financial Statements

     Consolidated Balance Sheet -  June 30, 1995
     and October
1,1994........................................     3

     Consolidated Statement of Income - Nine Months Ended
     June 30, 1995 and June 30,
1994...........................     4

     Consolidated Statement of Cash Flows - Six Months
Ended
     June 30, 1995 and June 30, 1994
 .....................     5

     Notes to Consolidated Financial
Statements...............      6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of
Operations.......................    10


     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-
K.......................... 12










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
475,000

STOCKHOLDERS' EQUITY:
     Common stock - par value $.01 per share;
       authorized 3,000,000 shares, issued and
       outstanding 2,032,804 shares.              20,328
20,328
     Additional paid-in capital                  395,763
395,763
     Retained earnings                         2,031,950
1,804,751
       TOTAL STOCKHOLDERS' EQUITY              2,448,041
2,220,842

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                     $4,969,867
$4,691,033
-3-

                         GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                  JUNE 30, 1995               JUNE 30, 1994
                         FOR THE THREE   FOR THE NINE      FOR THE THREE
FOR THE NINE
                         MONTHS ENDED    MONTHS ENDED      MONTHS ENDED
MONTHS ENDED

NET SALES                   $1,923,086     $4,977,317        $1,231,080
$3,620,826


COST OF SALES                1,266,108      3,279,844           795,409
2,336,455

      GROSS PROFIT             656,978      1,697,473           435,671
1,284,371


SELLING AND ADMINISTRATIVE
          EXPENSES             449,416      1,214,469           370,663
1,136,180

   INCOME FROM OPERATIONS      207,562        483,004            65,008
148,191


OTHER INCOME (EXPENSE):
     Interest expense          -36,019       -108,926           -20,221
-52,415
     Other income, net           9,848         19,519             5,070
9,584

       TOTAL OTHER INCOME
          (EXPENSE)            -26,171        -89,407           -15,151
-42,831


INCOME BEFORE INCOME TAXES     181,391        393,597            49,857
105,360

PROVISION FOR INCOME TAXES      76,200        166,400            19,000
42,000

NET INCOME                    $105,191       $227,197        $   30,857   $
63,360


PRIMARY EARNINGS PER SHARE (Note 7)


          Net Income             $0.05          $0.11             $ .02
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
$63,360

     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
          Depreciation and amortization         141,194
130,375
          Deferred income taxes                 -20,500
-42,000
          Changes in assets and liabilities:
               Accounts receivable             -210,366
105,863
               Inventories                     -143,291
-391,601
               Prepaid expenses and other        60,519
-7,741
               Accounts payable                -155,398
153,727
               Accrued expenses                  65,401
-63,347
               Income taxes payable             143,692
-73,262
               Deferred Compensation             28,500
90,000

                 Total Adjustments              -90,249
-97,986

          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                  136,948
-34,626

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions    -99,828
-89,174


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in long-term debt               1,384,000
1,074,500
     Repayments of long-term debt            -1,414,558
-978,760
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                  -30,558
95,740

NET INCREASE (DECREASE) IN CASH                   6,562
-28,060

CASH AND EQUIVALENTS - BEGINNING                 62,634
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

               Webstone Company, Inc. -  June 30, 1995 -
               $1,744,199 (estimated)   and October 1,
1994 -
               $1,710,416. Interim inventory was valued by
               management using the gross profit method.
               Total inventory is comprised of finished goods.

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

Net earnings for the nine month period were $227,197
compared
to $63,360 for 1994.  Per share earnings were $0.11 and
$0.03
respectively.                                          -
10 -
LIQUIDITY AND CAPITAL RESOURCES

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

The Company presently maintains a line of credit of
$1,750,000
with The First National Bank of Boston collateralized by
sub-
stantially all of the assets of the Company which expires
on
March 31, 1997.  On June 30, 1995, approximately
$1,252,000
had been drawn under that line of credit. The Company believes that the line of credit provides sufficient liquidity to handle the normal working capital requirements of its present business and will be increased, if required, as sales and earnings expand.

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