Form 10KSB
period 1995-09-30
GODDARD INDUSTRIES INC
filed 1995-12-29
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the Fiscal Year Ended September 30, 1995
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the Transition Period from _________________________ to ___________________________

                          Commission File Number 0-2052

                            GODDARD INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                         04-2268165
   (State or other juris-                             (I.R.S. Employer Identifi-
   diction of incorporation                                   cation No.)
       or organization)

  705 Plantation Street, Worcester, Massachusetts                        01605
      (Address of principal executive offices)                        (Zip Code)

          Issuer's telephone number, including area code (508) 852-2435

Securities registered under Section 12(b) of the Act:

                                                        Name of Each Exchange
            Title of Each Class                          On Which Registered

                  None                                             N/A

Securities registered under Section 12(g) of the Act:

                           Common Stock $.01 par value
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No
    ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The registrant's revenues for its most recent fiscal year are $6,770,841.

The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at December 15, 1995 was approximately $1,195,395, based on the mean of the bid and asked prices on that date as reported by the National Quotation Bureau, Inc.

As of December 15, 1995, there were outstanding 2,032,804 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format:

        Yes               No        X
            ----                  ----


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the registrant's 1996 annual meeting involving the election of directors (the "Definitive Proxy Statement"), which is expected to be filed with the Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                     PART I
ITEM 1.  BUSINESS.

         General.

         Goddard Industries, Inc. (which together with its wholly-owned subsidiaries is hereinafter referred to as the "Company") is primarily engaged in the manufacture, distribution and sale of cryogenic valves for industrial and commercial use and in the distribution of plumbing goods, valves and fittings for residential and commercial use.

         The Company's Goddard Valve subsidiary designs, manufactures and sells cryogenic gate, globe and check valves and control devices required for the handling of liquefied natural gas, liquid oxygen and other liquefied gases. The principal markets for Goddard Valve's cryogenic valves are public utility companies involved with liquefied natural gas and manufacturers of cryogenic tanks and transport trailers. In recent years, markets for special cryogenic valves have developed for use on tanks required by the semi-conductor manufacturing and medical technology industries. Goddard Valve's cryogenic valves are distributed domestically both by direct sales to customers and through independent sales representatives. Goddard Valve also makes direct sales of the valves to customers in Canada, Europe and Asian countries.

         The Company's Webstone subsidiary is an importer of brass, stainless steel and plastic plumbing products, as well as valves for the gas industry, all of which are manufactured and packaged to Webstone's specifications in the Far East and in Europe, and marketed under the Webstone name nationally through sales representatives and in Canada through distributors. In addition, Webstone also manufactures and distributes nationally certain domestic plumbing products, some of which have been designed by the Goddard Valve subsidiary. The principal markets for Webstone's plumbing products are plumbing supply and hardware wholesalers who redistribute products to plumbers and contractors involved in new construction or home alterations, and to retail hardware outlets.

         The Company is a Massachusetts corporation organized in 1959. Its executive offices are located at 705 Plantation Street, Worcester, Massachusetts 01605.

         Sources of Supply; Foreign Suppliers.

         Raw materials for the Goddard Valve business consist of stainless steel, aluminum and bronze castings and bar stock, which are available from a variety of regular and competitive suppliers. The Company does not anticipate difficulty in obtaining sufficient raw materials for that business.

         Webstone purchases substantially all of the products for its plumbing supply business from a variety of sources in foreign countries. Webstone's name is stamped or cast into the part as well as its brand name being included in the packaging. These foreign operations involve hazards shared by most enterprises doing business in foreign countries, such as political risks, currency controls and fluctuations, tariffs and import controls. To date, Webstone has not been adversely affected by these matters. Webstone has alternative sources of supply in each country and does not anticipate problems in maintaining adequate sources of supply.

         Principal Customers.

         Two customers each accounted for more than 10% of Goddard Valve's cryogenic valve revenues (27% and 11%, respectively) in fiscal 1995. The loss of either of these customers could have a materially adverse effect on the business of the Company. No single customer accounts for 10% of the revenues of the Webstone plumbing supply subsidiary.

         Backlog.

         The dollar amount of backlog of orders believed to be firm for the Company's cryogenic valve subsidiary was approximately $776,000 as of the end of the 1995 fiscal year, as compared with approximately $407,000 at the end of the preceding fiscal year. The dollar amount of orders believed to be firm in the Company's plumbing supply subsidiary as of the end of the fiscal year was approximately $98,000, as compared with approximately $84,000 as of the end of the preceding fiscal year.

         No part of the backlog of either business is seasonal, and all is expected to be shipped within the current fiscal year. Backlog varies according to business conditions within the industry for both businesses.

         Competition.

         All aspects of the Company's business are highly competitive. The Company believes there are between four and six principal competitors in its cryogenic valve business. The Company does not believe that there have been any changes in the competitive conditions in the cryogenic valve industry or in the competitive position of Goddard Valve in that industry during the past fiscal year. Goddard Valve competes on the basis of product performance and dependability.

         The Company believes there are approximately eight to ten other major importers of foreign plumbing supplies which distribute nationally and which compete with the Company's plumbing supply subsidiary. The Company does not believe that there have been any changes in competitive conditions in the plumbing supply business or in the competitive position of Webstone in that industry during the past fiscal year. Webstone competes on the basis of price and delivery.

         Research and Development.

         During the last fiscal year, the Company spent approximately $138,000 and had seven employees working full or part time on Company-sponsored research and development, all of which was spent on cryogenic valve development. During the previous year the Company spent approximately $115,000 for research and development. This increase reflected the effort on development of valves for the cryogenic business.

         The Company has obtained a number of patents and has additional patent applications pending with respect to certain of the products of its cryogenic valve subsidiary. There can be no assurance that any of the pending patent applications will be granted or that existing patents will be enforceable. While the Company believes the patents have value, it believes that the success of the cryogenic valve subsidiary depends more upon the technical competence and manufacturing skills of its employees than upon patents.

         Employees.

         The Company employs approximately 38 people, of whom 33 are full-time.

         Executive Officers of the Company.

                  The executive officers of the company are as follows:

Name                                    Age                       Position                     Officer Since

Saul I. Reck                             77            Chairman    of    the    Board,              1959
                                                       President and Treasurer

Donald R. Nelson                         60            Vice President                               1973


         The term of office for all officers is from one annual meeting of the Board of Directors to the next, subject to the right of the Board of Directors to remove an officer at any time, and subject to the provisions of Mr. Reck's Employment Agreement described under item 10 below.

         Saul I. Reck and Donald R. Nelson have been employed by the Company in the above-described capacities for more than five years.

ITEM 2.  PROPERTIES.

         The Company's executive offices and the business of both the cryogenic valve subsidiary and the plumbing products subsidiary are located at 703-705 Plantation Street, Worcester, Massachusetts in a building on a main thoroughfare owned by Goddard Valve. The building is a one-story masonry building erected in 1961, containing 27,000 square feet. The building is deemed suitable and adequate for the foreseeable needs of both businesses.

         The Company believes that its existing facilities and equipment are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

         As required by law, the Company notified what is now the Massachusetts Department of Environmental Protection ("DEP") of the fact that an environmental site assessment performed at its facility at 705 Plantation Street, Worcester in 1987 in connection with a proposed bank financing revealed that there may have been a release or threat of release of oil or hazardous materials. In response, DEP issued a Notice of Responsibility to the Company on March 30, 1989, designating the site as a disposal site under the Massachusetts Oil and Hazardous Material Release, Prevention and Response Act (popularly known as Chapter 21E). The DEP subsequently identified the Company's facility as a priority disposal site on May 18, 1990 and in May, 1991, the Company submitted a Phase One Limited Site Investigation report to DEP. The site has been designated as a Tier 1C Site under the Massachusetts Contingency Plan. Further site investigation is required.

         Separately, on November 19, 1990, the Town of Shrewsbury commenced a lawsuit against the Company and Neles-Jamesbury, Inc. in Massachusetts Superior Court, alleging that they had caused Shrewsbury to incur response costs for assessment, containment and removal of oil and hazardous materials in relation to the town's Home Farm water wells. Shrewsbury sought damages for environmental response costs (now alleged to exceed $6.5 million) and injunctive relief. The Company filed an answer generally denying the allegations. The Company joined as third-party defendants in the Shrewsbury action eight other businesses located in the same industrial park area as the Company and Neles-Jamesbury. The businesses joined as third-party defendants were those which the Company could identify as ones likely to have used and released volatile organic compounds (the types of compounds detected in the Town of Shrewsbury's Home Farm wells) in their business. All of the defendants joined in motions for summary judgment during 1992-93, which resulted in dismissal of some but not all counts of Shrewsbury's complaint. Shrewsbury's remaining claims as well as contribution claims between the defendants are scheduled for trial in June, 1996.

         The Company gave notice to its comprehensive general liability insurance carriers of the DEP claim and the Shrewsbury litigation and asked the carriers to defend and indemnify the Company against the claims. One of the carriers, St. Paul Fire and Marine Insurance Co., assumed primary responsibility for the defense of the litigation while reserving its right to contest coverage, and reimbursed the Company for certain defense costs already incurred with respect to the Shrewsbury litigation and the DEP claim. Two other carriers each contribute 15% toward the payment of defense costs. On June 5, 1992, St. Paul filed suit in the Federal District Court of Massachusetts for a declaratory judgment that it has no duty to defend or indemnify the Company under its liability policies. That suit has been dismissed without prejudice pending disposition of the Town of Shrewsbury litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the stockholders of the Company during the fourth quarter of the 1995 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market in the "pink sheets". As of December 15, 1995, there were 928 holders of the Company's Common Stock. The quarterly high and low bid prices of the Company's Common Stock for the two fiscal years ending October 1, 1994 and September 30, 1995 are set forth below. Prices are based upon quotations from the National Quotation Bureau, Inc.

                           ---------------------------------


                                 FISCAL 1994 BID PRICES

                                                       High                 Low

Quarter Ending:                  12/31/93              $.250               $.125
                                  3/31/94              $.250               $.125
                                  6/30/94              $.250               $.125
                                  10/1/94              $.312               $.125


                                 FISCAL 1995 BID PRICES

                                                       High                 Low

Quarter Ending:                  12/31/94              $.310               $.250
                                  3/31/95              $.310               $.180
                                  6/30/95              $.250               $.220
                                  9/30/95              $.625               $.250


         The Company has never declared a cash dividend, although it has declared stock dividends from time to time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations - 1995 Compared to 1994

         Consolidated sales for fiscal 1995 were a record $6,771,000, a 34.8% increase compared to 1994 sales of $5,024,000. The sales increase was shared by both the Valve and Webstone divisions, both of which met their early sales forecasts for fiscal 1995. Sales increases in the Valve division reflected an increased level of orders for more sophisticated, higher priced products. Sales increases in the Webstone division reflected increased orders from geographic areas not previously serviced and the replacement of some less productive sales representatives with new, more productive ones. At the end of the fiscal year the order backlog was higher in both divisions compared to the previous year.

         Gross profit margins improved from 33.8% to 35.8%, reflecting efficiencies gained from increased volume and larger average order sizes in the Goddard division. Sales and administrative expenses declined as a percentage of sales from 28.7% to 23.8%, reflecting efficiencies gained from larger volume as well as certain operating efficiencies achieved.

         Interest expense increased by $60,000 as a result of an increase in interest rates and larger borrowings throughout the year to support increased inventory needs.

         As a result of the foregoing, consolidated net income for the year was a record $430,000 ($.21 per share). This represents a 350% increase over fiscal 1994.

Results of Operations - 1994 Compared to 1993

         Consolidated sales for fiscal 1994 were $5,024,000 compared to $5,374,000 for the previous year, a decline of 6.5%. Sales in the Industrial Valve division decreased from $3,231,000 in 1993 to $2,774,000 in 1994 due to a prolonged slow period in the cryogenic industry. Sales in the Webstone division, however, increased slightly over 1993. Sales for both divisions have improved since the Summer of 1994 and backlog in both divisions at the end of fiscal 1994 was above the previous year's level.

         Consolidated gross profit margins for 1994 were down 2% compared to fiscal 1993 as a result of increased cost of materials and a change in product mix. Sales and administrative expenses were nearly unchanged.

         Interest expense was 12% higher for fiscal 1994 as a result of several rate increases and larger borrowings required to support higher inventory levels.

         Net earnings of $118,000 ($.06 per share) for fiscal 1994 were 46% less than the $221,000 ($.11 per share) reported for fiscal 1993 as a result of lower revenues and gross margins and higher interest expense.

Liquidity and Capital Resources

         During fiscal 1995, the major sources of cash were net income ($430,000), depreciation ($206,000), and increases in income taxes payable ($223,000) and accrued expenses ($99,000). Principal uses of cash were additional investment in inventories ($333,000), increased accounts receivable ($235,000) and decreased accounts payable ($69,000). As a result, the operations of the Company produced $406,000 of cash.

         The Company invested $132,000 in machinery and equipment, repaid $163,000 of term debt, and reduced the balance of the line of credit by $99,000.

         The Company presently maintains a line of credit of $1,750,000 with The First National Bank of Boston collateralized by substantially all of the assets of the Company. On September 30, 1995, approximately $1,057,500 had been drawn under that line of credit. The Company believes that the line of credit provides sufficient liquidity to handle the normal working capital requirements of its present business.

         The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

         As more fully described under Item 3 and in Note 7 to the financial statements, the Company is a party to two lawsuits and an administrative proceeding relating to environmental matters. At the present time, because of the numerous uncertainties which surround the litigation and administrative proceedings (including without limitation the origin of the alleged contamination, the scope and cost of any required remediation, the ability to obtain reimbursement from third parties who may have caused the alleged contamination, and the extent of insurance coverage which may be available), it is not possible to estimate the amount of loss, if any, the Company may incur with respect to these matters. However, it is likely that the insurer's decision to contest coverage will in the near term increase the costs of defending these various proceedings which the Company has to bear directly. Further, in the longer term, if the Company does not prevail either in its defense of the proceedings or in its third-party claims for contribution or coverage, the adverse resolution of the DEP or Shrewsbury proceedings could have a material adverse effect on the results of operations and on the Company's financial resources.

         The Company's results of operations have not been materially affected by seasonality.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data are listed under Part III, Item 13 in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         There have not been any changes in the Company's auditors in more than two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Certain information concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-KSB under the heading "Executive Officers of the Company."

         Certain information concerning the directors and executive officers of the Company required by this Item 9 is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Definitive Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION.

         Information concerning executive compensation required by this Item 10 is hereby incorporated by reference to the information contained under the heading "Election of Directors - Executive Compensation" in the Definitive Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning security ownership of certain beneficial owners and management required by this Item 11 is hereby incorporated by reference to the information contained under the heading "Election of Directors - Information As To Officers, Directors and Beneficial Owners" in the Definitive Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1)            Financial Statements.

                   1. Report of Greenberg, Rosenblatt, Kull & Bitsoli, P.C. dated November 10, 1995. (See page 17 hereof.)

                   2. Consolidated Balance Sheet as of September 30, 1995 and October 1, 1994. (See page 18 hereof.)

                   3. Consolidated Statement of Income for the fifty-two weeks ended September 30, 1995, fifty-two weeks ended October 1, 1994 and fifty-two weeks ended October 2, 1993. (See page 19 hereof.)

                   4. Consolidated Statement of Stockholders' Equity for the fifty-two weeks ended September 30, 1995, fifty-two weeks ended October 1, 1994 and fifty-two weeks ended October 2, 1993. (See page 20 hereof.)

                   5. Consolidated Statement of Cash Flows for the fifty-two weeks ended September 30, 1995, fifty-two weeks ended October 1, 1994, and the fifty-two weeks ended October 2, 1993. (See page 21 hereof.)

                   6. Notes to the Consolidated Financial Statements. (See pages 22-31 hereof.)

(a)(2)   Exhibits.

         (3)      Articles of Incorporation and By-Laws:

                   (a) Articles of Organization. (Filed as Exhibit 3 to the Company's Registration Statement on Form S-1 (Registration No. 2-16854 of Reva Enterprises, Inc., now Goddard Industries, Inc.))*

                           Articles of Amendment to the Articles of Organization, dated December 14, 1962. (Filed as
                           Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

                           Articles of Merger and Consolidation, dated July 29, 1968. (Filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

                           Restated Articles of Organization, dated March 31, 1971. (Filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

                           Articles of Amendment to Restated Articles of Organization, dated June 1, 1972. (Filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

                           Articles of Amendment to Restated Articles of Organization, dated October 11, 1985. (Filed as
                           Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

                           Articles of Amendment to Restated Articles of Organization dated March 13, 1987. (Filed as Exhibit 3 to the Company's Form 10-Q for the quarter ended March 28, 1987.)*

                   (b)(1) By-Laws (filed as Exhibit 19 to the Company's Form 10-Q for the quarter ended March 31, 1984.)*

                   (b)(2) By-Law Amendment dated as of September 28, 1990. (Filed as Exhibit 3(b)(2) to the Company's Form 10-K for the fiscal year ended September 29, 1990.)*

         (4)      Instruments Defining the Rights of Security Holders:

                   (a) Specimen certificate of common stock. (Filed as Exhibit 4(a) of Registration Statement on Form S-1 Registration No. 2-16854 of Reva Enterprises, Inc., now Goddard Industries, Inc.))*

         (10)     Material Contracts:

                  (a) Consolidating Revolving and Term Credit and Security Agreement dated as of January 3, 1991 among subsidiaries of the Company and the First National Bank of Boston (the "Bank"). (Filed as Exhibit 10(h) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

                  (b) $1,600,000 revolving loan note and $383,124 term loan note, both dated January 3, 1991 from subsidiaries of the Company to the Bank. (Filed as Exhibit 10(i) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

                   (c) Unlimited guaranty to the Bank by the Company of the obligations of the subsidiaries to the Bank. (Filed as Exhibit 10(v) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

                   (d) Letter agreement between the Company's subsidiaries and the Bank dated April 27, 1992 modifying banking arrangements. (Filed as Exhibit (10) to the company's Form 10-Q for the quarter ended June 30, 1992.)*

                   (e) Amended and Restated Employment Agreement between the Company and Saul I. Reck effective as of October 1, 1991 and executed May 1, 1992. (Filed as Exhibit 10(c) to the Company's Form 10-Q for the quarter ended June 30, 1992.)*

                   (f) Restated Non-Qualified Stock Option Agreement between the Company and Saul I. Reck. (Filed as Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

                  (g) Adoption Agreement (Non-Standardized Code ss.401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*

                   (h) Employee Stock Purchase Plan dated December 9, 1993. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*

         (11) Statement Re Computation of Per Share Earnings. The Statement Re Computation of Per Share Earnings is set forth in Note 12 to the Company's Consolidated Financial Statements.

         (21) Subsidiaries of the Registrant. (Filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

         (27)     Financial Statement Schedule.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended September 30, 1995.




----------------------

*Not filed herewith. In accordance with Rule 12b-23 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Commission.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GODDARD INDUSTRIES, INC.



Dated:  December 27, 1995                            By: /s/   Saul I. Reck
                                                         -------------------
                                                         Saul I. Reck, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                   TITLE                           DATE

/s/   Saul I. Reck                       Director, Principal Executive Officer,       December 27, 1995
------------------
Saul I. Reck                             Principal Financing Officer and Principal
                                         Accounting Officer

/s/   Benjamin Dubin                     Director                                     December 28, 1995
--------------------
Benjamin Dubin

/s/   Jacky Knopp, Jr.                   Director                                     December 28, 1995
----------------------
Jacky Knopp, Jr.

                                         Director                                     December ___, 1995
Lyle Wimmergren

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                          Independent Auditors' Report



The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of September 30, 1995 and October 1, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goddard Industries, Inc. and Subsidiaries as of September 30, 1995 and October 1, 1994 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company has been named as a potentially responsible party in two environmental matters, the outcomes of which cannot be predicted at this time. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.




                      /s/GREENBERG, ROSENBLATT, KULL & BITSOLI, P.C.

Worcester, Massachusetts
November 10, 1995

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1995 AND OCTOBER 1, 1994



                                                      ASSETS                                      1995               1994
                                                      ------                                      ----               ----
                                                (All pledged, Note 4)
Current assets:
   Cash                                                                                     $   74,937         $   62,634
   Accounts receivable (less allowance for doubtful
     accounts of $28,600 in 1995 and $24,000 in 1994)                                          973,477            750,205
   Inventories (Note 2)                                                                      2,911,234          2,578,217
   Prepaid expenses                                                                             23,018             75,116
   Deferred income taxes (Note 6)                                                               56,000             60,000
                                                                                           -----------        -----------
                Total current assets                                                         4,038,666          3,526,172
                                                                                           -----------        -----------

Property, plant and equipment, net (Note 3)                                                    950,734          1,020,968
                                                                                           -----------          ---------

Other assets:
   Excess of cost of investment in subsidiaries over
     equity in net assets acquired (less accumulated
     amortization of $118,149 in 1995 and $114,392 in 1994)                                     22,136             25,893
   Deferred income taxes (Note 6)                                                              139,000            118,000
                                                                                            ----------         ----------
                Total other assets                                                             161,136            143,893
                                                                                            ----------         ----------

Total assets                                                                               $ 5,150,536        $ 4,691,033
                                                                                           -----------        -----------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 4)                                             $  109,191        $  203,807
   Accounts payable                                                                             305,655           374,423
   Accrued expenses                                                                             256,631           157,147
   Income taxes payable                                                                         222,626                 -
                                                                                              ---------         ---------

                Total current liabilities                                                       894,103           735,377
                                                                                              ---------         ---------

Long-term debt (Note 4)                                                                       1,092,503         1,259,814
                                                                                              ---------         ---------

Deferred compensation (Note 7)                                                                  513,000           475,000
                                                                                              ---------         ---------

Commitments and contingencies (Note 7)

Shareholders' equity: (Notes 5 and 11)
   Common stock - par value $.0l per share;
     authorized 3,000,000 shares, issued and
     outstanding 2,032,804 shares in 1995 and 1994                                               20,328            20,328
     Additional paid-in capital                                                                 395,763           395,763
     Retained earnings (Note 4)                                                               2,234,839         1,804,751
                                                                                              ---------         ---------

                Total shareholders' equity                                                    2,650,930         2,220,842
                                                                                              ---------         ---------

Total liabilities and shareholders' equity                                                  $ 5,150,536       $ 4,691,033
                                                                                            -----------       -----------


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         YEARS ENDED SEPTEMBER 30, 1995
                       OCTOBER 1, 1994 AND OCTOBER 2, 1993


                                                                                1995               1994              1993
                                                                                ----               ----              ----

Sales                                                                    $ 6,770,841        $ 5,023,858       $ 5,374,302

Cost of sales (Note 8)                                                     4,343,329          3,326,064         3,451,571
                                                                         -----------        -----------       -----------

         Gross profit                                                      2,427,512          1,697,794         1,922,731

Selling and administrative expenses
  (Notes 9 and 10)                                                         1,614,656          1,443,436         1,442,861
                                                                         -----------        -----------       -----------

         Operating profit                                                    812,856            254,358           479,870
                                                                         -----------        -----------       -----------

Other income (expense):
   Interest expense                                                        (151,009)           (91,491)          (81,469)
   Other income                                                               47,241             24,273            14,231
                                                                         -----------        -----------       -----------

         Total other income (expense)                                      (103,768)           (67,218)          (67,238)
                                                                         -----------        -----------       -----------

Income before income taxes and cumulative
  effect of change in accounting principle                                   709,088            187,140           412,632
                                                                         -----------        -----------       -----------

Income taxes (benefit): (Note 6)
     Current                                                                 296,000             85,000           219,000
     Deferred                                                               (17,000)           (16,000)          (61,000)
                                                                         -----------        -----------       -----------

         Total income taxes                                                  279,000             69,000           158,000
                                                                         -----------        -----------       -----------

Income before cumulative effect of
  change in accounting principle                                             430,088            118,140           254,632

Cumulative effect of change in
  accounting principle (Note 6)                                                    -                  -          (33,900)
                                                                         -----------        -----------       -----------

Net income                                                              $    430,088        $   118,140       $   220,732
                                                                        ------------        -----------       -----------


Earnings per share: (Note 12)

   Net income before cumulative effect
     of change in accounting principle                                      $ .21            $ .06                $ .13

   Cumulative effect of change
     in accounting principle                                                    -                -                 (.02)
                                                                             ----             ----                 ----

   Net income                                                               $ .21            $ .06                $ .11
                                                                            -----            -----                -----




                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         YEARS ENDED SEPTEMBER 30, 1995
                       OCTOBER 1, 1994 AND OCTOBER 2, 1993






                                             Shares                          Additional
                                           of common         Common            paid-in         Retained
                                             stock            stock            capital         earnings             Total

Balance at
  October 3, 1992                          2,027,951       $ 20,279          $ 393,945      $ 1,465,879       $ 1,880,103

   Net income                                      -              -                  -          220,732           220,732

   Stock issued under
    employee stock
    purchase plan (Note 11)                    2,747             28                917                -               945
                                           ---------       --------         ----------       ----------        ----------

Balance at
  October 2, 1993                          2,030,698         20,307            394,862        1,686,611         2,101,780

   Net income                                      -              -                  -          118,140           118,140

   Stock issued under
    employee stock
    purchase plan (Note 11)                    2,106             21                901                -               922
                                           ---------       --------         ----------       ----------        ----------

Balance at
  October 1, 1994                          2,032,804         20,328            395,763        1,804,751         2,220,842

   Net income                                                                                   430,088           430,088
                                           ---------        -------           --------       ----------        ----------

Balance at
  September 30, 1995                       2,032,804       $ 20,328          $ 395,763      $ 2,234,839       $ 2,650,930
                                           ---------       --------          ---------      -----------       -----------


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED SEPTEMBER 30, 1995
                       OCTOBER 1, 1994 AND OCTOBER 2, 1993


                                                                                    1995             1994            1993
                                                                                    ----             ----            ----
Operating activities:
   Net income                                                                  $ 430,088        $ 118,140       $ 220,732
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                           205,708          197,200         179,684
         Provision for losses on accounts receivable                              12,000           15,621          15,600
         Changes in assets and liabilities:
          Accounts receivable                                                  (235,272)         (99,859)        (86,945)
          Inventories                                                          (333,017)        (663,121)          32,767
          Prepaid expenses and other                                              52,098         (53,784)          11,760
          Accounts payable                                                      (68,768)          265,817        (39,420)
          Accrued expenses                                                        99,484         (48,962)           7,801
          Income taxes payable                                                   222,626         (27,214)        (55,013)
          Deferred income taxes                                                 (17,000)         (16,000)        (27,100)
          Deferred compensation                                                   38,000           68,106         103,867
                                                                              ----------       ----------      ----------

              Net cash provided by (used in)
                operating activities                                             405,947        (244,056)         363,733
                                                                              ----------       ----------      ----------

Investing activities:
   Property, plant and equipment additions                                     (131,717)        (133,364)       (147,297)
                                                                              ----------       ----------      ----------

Financing activities:
   Proceeds from long-term debt                                                1,909,000        1,740,003       1,703,821
   Repayments of long-term debt                                              (2,170,927)      (1,420,459)     (1,866,068)
   Issuance of common stock                                                            -              922             945
                                                                             -----------      -----------      ----------

              Net cash provided by (used in)
                financing activities                                           (261,927)          320,466       (161,302)
                                                                             -----------      -----------       ---------

Net increase (decrease) in cash                                                   12,303         (56,954)          55,134

Cash - beginning                                                                  62,634          119,588          64,454
                                                                             -----------      -----------      ----------

Cash - ending                                                                $    74,937        $  62,634       $ 119,588
                                                                             -----------        ---------       ---------



                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year:
   Interest                                                                  $ 150,069        $  83,543         $  84,344
                                                                             ---------        ---------         ---------

   Income taxes                                                              $  46,945        $ 164,980         $ 284,519
                                                                             ---------        ---------         ---------





                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation:
          The  consolidated   financial   statements   include  the
           accounts of Goddard Industries, Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     Fiscal Year:
           The Company's fiscal year ends on the Saturday nearest to September 30. The years ended September 30, 1995, October 1, 1994 and October 2, 1993 each contain 52 weeks.

     Inventories:
           Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Property, Plant and Equipment:
           Property, plant and equipment are carried at cost and depreciated using the straight-line method over the following estimated useful lives:

                                                                YEARS

                Building and improvements                     10 - 35
                Machinery, equipment and tools                 3 - 10
                Office equipment and fixtures                  5 - 10

Intangible Assets:
     The excess of cost of investment in subsidiaries over equity in net assets acquired is being amortized on a straight-line basis over 40 years.

Advertising:
     Advertising costs are expensed when incurred.

Income Taxes:
     The Company adopted  Financial  Accounting  Standard 109,
     "Accounting for Income Taxes", effective October 4, 1992
     (Note 6).

      Taxes  are   provided  for  items   entering   into  the
      determination of net income for financial reporting purposes, irrespective of when such items are reported for income tax purposes. Accordingly, deferred income taxes have been provided for all temporary differences. Tax credits are accounted for on the flow-through method, whereby credits earned during the year are used to reduce the current income tax provision.

Forward Exchange Contracts:
      The Company periodically enters into forward exchange contracts in foreign currencies to hedge against anticipated foreign currency commitments with respect to inventory purchases. The gains or losses on these contracts are included as part of the inventory costs.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993




(2)  INVENTORIES

               Inventories consist of the following:

                                                                              1995               1994
                                                                              ----               ----

                               Finished goods                          $ 2,705,283        $ 2,472,797
                               Work in process                              11,003             12,596
                               Raw material                                194,948             92,824
                                                                           -------             ------

                                                                       $ 2,911,234        $ 2,578,217
                                                                       -----------        -----------




(3)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                                1995               1994
                                                                                ----               ----

                 Land                                                    $    12,865       $     12,865
                 Building and improvements                                   651,344            633,322
                 Machinery, equipment and tools                            2,543,826          2,443,673
                 Office equipment and fixtures                               127,966            119,933
                                                                             -------            -------

                                                                           3,336,001          3,209,793
                 Accumulated depreciation                                (2,385,267)        (2,188,825)
                                                                         -----------        -----------

                                                                         $   950,734       $  1,020,968
                                                                         -----------       ------------



    Depreciation expense charged to income was $201,952, $193,443 and $175,927 in 1995, 1994 and 1993, respectively.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993

(4)  LONG-TERM DEBT
     Long-term debt consists of the following:

                                                                                                  1995               1994
                                                                                                  ----               ----
         Revolving  line of credit of $1,750,000 of which a maximum of  $300,000  may be used for  letters of  credit,  due to expire March 31,  1997.  Advances are limited by a formula applied to  eligible  receivables  and  inventory  and are secured  by all  assets  of  the  Company.  The  agreement carries  interest  at the bank's  prime rate plus 3/4% and
         provides for a commitment fee of 1/2% of any unused balance.                      $ 1,057,503        $ 1,156,503

         Term note due 1996, payments of $5,880 per
         month plus interest at 7%, secured by
         all assets.                                                                            35,360            105,920

         Capital lease obligations, payments of $2,677
         and $5,778 per month including interest at
         8% and 7%, respectively, due in 1996.                                                  73,831            166,198

         Notes due 1997, unsecured, interest payable
         monthly at 10%, due to related parties.                                                35,000             35,000
                                                                                                ------             ------

                                                                                             1,201,694          1,463,621
                        Current maturities                                                     109,191            203,807
                                                                                               -------            -------

                                                                                           $ 1,092,503        $ 1,259,814
                                                                                           -----------        -----------


     Minimum estimated principal payments are as follows:


                          1996                 $   109,191
                          1997                   1,092,503
                                               -----------

                                               $ 1,201,694
                                               -----------

     Under the revolving line of credit and term note agreements, the Company is subject to a number of covenants, the most restrictive of which relate to maintenance of minimum working capital, tangible net worth and profitability levels. These agreements also restrict payment of cash dividends to 10% of the immediately preceding year's net income which represents unrestricted consolidated retained earnings.

     The Company entered into the above referenced lease agreements for certain machinery and equipment. Assets directly financed through leases totaling $248,625 ($61,446 in 1994 and $187,179 in 1993) are included in property, plant and equipment. Amortization of these assets totalling $24,864 in 1995, $21,280 in 1994 and $6,140 in 1993, is included in depreciation expense and accumulated depreciation.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993




(5)  COMMON STOCK OPTIONS

          There is a nonqualified option outstanding for 75,000 shares exercisable through December 1999.

                                                    Nonqualified Options Outstanding
                                                    --------------------------------       Number
                                                                        0ption Price      of Shares
                                                     Number             ------------      Currently
                                                    of shares         Per Share  Total   Exercisable
                                                    ---------         ---------  -----   -----------

       Balance, September 30, 1995
        and October 1, 1994                            75,000            $.25   $ 18,750     75,000
                                                      -------            -----  --------    -------



(6)  INCOME TAXES

          The following is a reconciliation of income tax expense computed at the Federal statutory income tax rate to the provision for income taxes:

                                                                         1995             1994              1993
                                                                         ----             ----              ----

            Federal income taxes at
              the statutory rate                                    $ 241,000         $ 66,500         $ 140,000
            State income taxes net of
              federal income tax benefit                               44,000            9,200            26,000
            Surtax exemption                                                -         (10,100)                 -
            Nondeductible expenses                                      4,900            3,400
            Other                                                    (10,900)           ______           (8,000)
                                                                     --------                            -------

            Income taxes                                            $ 279,000         $ 69,000         $ 158,000
                                                                    ---------         --------         ---------


          The provision for income taxes is summarized as follows:


                                                                         1995             1994                1993
                                                                         ----             ----                ----
                        Current:
                            Federal                                 $ 227,000         $ 62,500           $ 165,000
                            State                                      69,000           22,500              54,000
                                                                       ------           ------              ------
                                                                      296,000           85,000             219,000
                                                                      -------           ------             -------
                        Deferred:
                            Federal                                  (12,800)         (12,300)            (46,000)
                            State                                     (4,200)          (3,700)            (15,000)
                                                                      -------          -------            --------
                                                                     (17,000)         (16,000)            (61,000)
                                                                     --------         --------            --------

                                                                    $ 279,000         $ 69,000           $ 158,000
                                                                    ---------         --------           ---------

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993


(6)  INCOME TAXES (Continued)

     Effective October 4, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this accounting change on years prior to 1993 was a $33,900 reduction in the Company's deferred tax benefit as of October 3, 1992. The reduction resulted in a decrease in net income for the year ended October 2, 1993 of $33,900 or $.02 per share. The effect of the change on Year-To-Date net income, excluding the cumulative effect upon adoption, was not material.

     The tax effects of the principal temporary differences giving rise to the net current and noncurrent deferred tax assets totaling $195,000 at September 30, 1995 and $178,000 at October 1, 1994 are as follows:

                                                                                            1995            1994
                                                                                            ----            ----
                      Deferred tax assets:
                          Deferred compensation                                        $ 205,200       $ 190,000
                          Inventory valuation                                             39,000          35,000
                          Accrued salaries                                                 5,800          11,000
                          Bad debts                                                       11,000          10,000
                                                                                          ------          ------

                               Total gross deferred tax assets                           261,000         246,000

                      Deferred tax liabilities:
                          Depreciation                                                    66,000          68,000
                                                                                          ------          ------

                               Net deferred income tax assets                          $ 195,000       $ 178,000
                                                                                       ---------       ---------

     Management does not believe that any valuation allowance is necessary.

(7)  COMMITMENTS AND CONTINGENCIES
     Environmental Contingencies:
          In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in Massachusetts Superior Court against the Company and another Corporation, Neles-Jamesbury, alleging that they had caused the Town to incur response costs for assessment, containment and removal of oil and hazardous materials in relation to the Town's Home Farm wells. The Town is currently seeking approximately $7 million in damages. The Company intends to defend itself vigorously against this claim and has joined, as third party defendants, several other businesses which could be identified as likely to have used the types of compounds detected as contaminating the Town's wells. Motions for summary judgement were made during 1992 and 1993 resulting in dismissal of some, but not all, of the Shrewsbury complaint. In September 1995, the court issued an order providing for a single, unified trial of all claims related to this matter. Discovery between the Company and the Town of Shrewsbury, with the exception of expert discovery, is complete. Discovery between the Company, Neles-Jamesbury, and the third party defendants is ongoing. All discovery is to be completed by May 1, 1996 and the trial is scheduled to begin on June 3, 1996. The Company and legal counsel are unable to form an opinion regarding the outcome of this matter. Consequently, no loss provision with respect to this lawsuit has been recorded.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993


(7)  COMMITMENTS AND CONTINGENCIES (Continued)

     Environmental Contingencies: (continued)
                In connection with a proposed bank financing in 1987, the Company retained an environmental engineering firm to perform a site assessment at its corporate headquarters. The results of that assessment revealed that the groundwater is contaminated and that an off-site source may be introducing the contaminants. As required by law, the Company notified the Massachusetts Department of Environmental Protection (DEP). The DEP has issued a Notice of Responsibility designating the site as a priority disposal site. A Phase One Limited Site Investigation report has been submitted to the DEP. In November 1995, the Company received a Tier I Transition Classification and Permit Statement Cover Letter designating the site as a Tier IC Site under the Massachusetts Contingency Plan. Under DEP regulations, the Company must complete further site investigation by November 1997. Until that investigation is completed, it is not possible to ascertain the cost, if any, of remediation or whether the Company will be able to obtain reimbursement for such costs from any third party causing the contamination or any insurance carrier. Accordingly, the Company has not recorded any provision for loss with respect to this DEP matter.

                Several of the Company's insurers are participating in the Company's defense in both the DEP matter and the Town of Shrewsbury litigation under a reservation of rights. The Company's principal insurer has also filed a suit for a declaratory judgement that they have no duty to defend or indemnify the Company. This action is currently stayed.

                In the event that the Company does not prevail, these matters could have a material adverse impact on the Company's financial condition.

          Employment Agreements:
              The Company extended, on a year to year basis, the employment agreement with its President and Chairman of the Board. In connection with this contract, the President is entitled to incentive compensation equal to 10% of pretax earnings exceeding $200,000. Upon his retirement, the Company must pay an annuity which is being amortized over the period of the employment contract. Accordingly, $38,000, $68,106 and $103,867 has been charged to operations in 1995, 1994 and 1993, respectively.

              The Company has employment agreements with certain executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of Directors. Compensation which might be payable under these agreements has not been reflected in the consolidated financial statements of the Company as of September 30, 1995, since a change in control, as defined, has not occurred.

          Other Commitments:
               At September  30,  1995 and October 1, 1994,  the Company
                had approximately $118,000 and $137,000 in letters of credit outstanding.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993




(8)  RESEARCH AND DEVELOPMENT COSTS

         Research and development costs charged to operations in 1995, 1994 and 1993 were approximately $138,000, $115,000 and
         $74,000, respectively.



(9) ADVERTISING COSTS

         Advertising costs charged to operations in 1995, 1994 and 1993 were approximately $47,000, $40,000 and $46,000, respectively.



(10) PROFIT SHARING PLAN

           The Company has a profit sharing plan covering substantially all employees. The Company's contribution is determined annually by the Board of Directors. The amount approved for 1995, 1994 and 1993 was $30,000, $24,000 and $25,000,
           respectively.



(11) EMPLOYEE STOCK PURCHASE PLAN

           The Company has a qualified employee stock purchase plan covering all employees except officers and directors. Employees participating in the plan are granted options semi-annually to purchase common stock of the Company. The number of full shares available for purchase is a function of the employee's accumulated payroll deductions at the end of each six month interval. The option price is the lesser of 85% of the fair market value of the Company's common stock on the first day of the payment period or 85% of the fair market value of the Company's common stock on the last day of the payment period. As of September 30, 1995, October 1, 1994 and October 2, 1993 there were no options outstanding under the plan.



(12) EARNINGS PER SHARE

           Primary earnings per share are computed on a weighted average number of shares outstanding. Fully diluted earnings per share are not presented because the effect of the exercise of the stock options would not be dilutive.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993








(13) INDUSTRY SEGMENT INFORMATION

       The Company produces and sells cryogenic valves (industrial valves) and imports and distributes plumbing supplies for use in households, industry and agriculture (plumbing supplies).

       The financial information relating to foreign and export sales is not presented as those items are not material.

       Summarized segment financial information for the years ended September 30, 1995, October 1, 1994 and October 2, 1993 is as follows:




     For the year ended                                         Industrial                    Plumbing
      September 30, 1995                                            Valves                    Supplies       Consolidated
                                                                    ------                    --------       ------------

       Sales to unaffiliated customers                         $ 3,738,962                 $ 3,031,879        $ 6,770,841
                                                               -----------                 -----------        -----------

       Operating profit                                           $669,752                    $143,104           $812,856
                                                                  --------                    --------

       Interest expense                                                                                         (151,009)
       Other income, net                                                                                           47,241
                                                                                                                   ------

       Income before income taxes                                                                                $709,088
                                                                                                                 --------

       Assets at September 30, 1995                            $ 2,840,762                 $ 2,309,774        $ 5,150,536
                                                               -----------                 -----------        -----------

       Depreciation expense                                       $192,862                      $9,090           $201,952
                                                                  --------                      ------           --------

       Acquisition of property,
         plant and equipment                                      $123,777                      $7,940           $131,717
                                                                  --------                      ------           --------

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993



(13) INDUSTRY SEGMENT INFORMATION (Continued)

          For the year ended                                        Industrial                    Plumbing
            October 1, 1994                                             Valves                    Supplies       Consolidated
                                                                        ------                    --------       ------------

           Sales to unaffiliated customers                         $ 2,774,434                 $ 2,249,424        $ 5,023,858
                                                                   -----------                 -----------        -----------

           Operating profit                                           $213,402                     $40,956           $254,358
                                                                      --------                     -------

           Interest expense                                                                                          (91,491)
           Other income, net                                                                                           24,273
                                                                                                                       ------

           Income before income taxes                                                                                $187,140
                                                                                                                     --------

           Assets at October 1, 1994                               $ 2,590,475                 $ 2,100,558         $4,691,033
                                                                   -----------                 -----------         ----------

           Depreciation expense                                       $181,461                     $11,982           $193,443
                                                                      --------                     -------           --------

           Acquisition of property,
             plant and equipment                                      $191,838                      $2,972           $194,810
                                                                      --------                      ------           --------



         For the year ended                                         Industrial                    Plumbing
           October 2, 1993                                              Valves                    Supplies       Consolidated
                                                                        ------                    --------       ------------

           Sales to unaffiliated customers                         $ 3,231,498                 $ 2,142,804        $ 5,374,302
                                                                   -----------                 -----------        -----------

           Operating profit                                           $476,164                      $3,706           $479,870
                                                                      --------                      ------

           Interest expense                                                                                          (81,469)
           Other income, net                                                                                           14,231
                                                                                                                       ------

           Income before income taxes                                                                                $412,632
                                                                                                                     --------

           Assets at October 2, 1993                               $ 2,579,782                 $ 1,353,452         $3,933,234
                                                                   -----------                 -----------         ----------

           Depreciation expense                                       $164,036                     $11,891           $175,927
                                                                      --------                     -------           --------


           Acquisition of property,
           plant and equipment                                       $327,532                       $6,944           $334,476
                                                                     --------                    ---------           --------

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993








(13) INDUSTRY SEGMENT INFORMATION (Continued)

     The industrial valve segment of the Company sells a majority of its products to a limited number of customers, predominantly manufacturers of cryogenic vessels. Sales, in thousands of dollars, to individual customers constituting 10% or more of total sales of the industrial valve segment were as follows:

                                               1995                   1994                     1993
                                               ----                   ----                     ----

                  Customer A                $ 1,025    27%         $   491    18%             $ 517   16%
                  Customer B                    426    11              325    12                371   11
                  Customer C                      -     -              313    11                 -     -
                                                  -     -              ---    --                 -     -

                                            $ 1,451    38%         $ 1,129    41%             $ 888   27%
                                            -------    ---         -------    ---             -----   ---

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                                                  PAGE

         (3)      Articles of Incorporation and By-Laws:

                  (a)      Articles of Organization.  (Filed as Exhibit 3 to the
                           Company's Registration Statement on Form S-1
                           (Registration No. 2-16854 of Reva Enterprises, Inc.,
                            now Goddard Industries, Inc.))*

                           Articles   of    Amendment   to   the   Articles   of
                           Organization,  dated  December  14,  1962.  (Filed as
                           Exhibit 3 to the  Company's  Form 10-K for the fiscal
                           year ended September 28, 1985.)*

                           Articles of Merger and Consolidation, dated July 29,
                           1968.  (Filed as Exhibit 3 to the Company's Form 10-K
                            for the fiscal year ended September 28, 1985.)*

                           Restated  Articles of  Organization,  dated March 31,
                           1971. (Filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

                           Articles  of  Amendment   to  Restated   Articles  of
                           Organization, dated June 1, 1972. (Filed as Exhibit 3
                           to the Company's  Form 10-K for the fiscal year ended
                           September 28, 1985.)*

                           Articles  of  Amendment   to  Restated   Articles  of
                           Organization,  dated  October  11,  1985.  (Filed  as
                           Exhibit 3 to the  Company's  Form 10-K for the fiscal
                           year ended September 28, 1985.)*

                           Articles  of  Amendment   to  Restated   Articles  of
                           Organization  dated March 13, 1987. (Filed as Exhibit
                           3 to the  Company's  Form 10-Q for the quarter  ended
                           March 28, 1987.)*

                  (b)(1)   By-Laws (filed  as  Exhibit 19  to the Company's Form
                           10-Q for the quarter ended March 31, 1984.)*

                  (b)(2)   By-Law Amendment dated as of September 28, 1990.
                           (Filed as Exhibit 3(b)(2) to the Company's Form 10-K for the fiscal year ended September 29, 1990.)*

         (4)      Instruments Defining the Rights of Security Holders:


                  (a) Specimen certificate of common stock. (Filed as Exhibit 4(a) of Registration Statement on Form S-1
                           Registration No. 2-16854 of Reva Enterprises, Inc., now Goddard Industries, Inc.))*

         (10)     Material Contracts:

                  (a)      Consolidating  Revolving and Term Credit and Security
                           Agreement   dated  as  of   January   3,  1991  among
                           subsidiaries  of the Company  and the First  National
                           Bank of Boston (the "Bank").  (Filed as Exhibit 10(h)
                           to the  Company's  Form  10-Q for the  quarter  ended
                           March 31, 1991.)*

                  (b) $1,600,000 revolving loan note and $383,124 term loan note, both dated January 3, 1991 from subsidiaries of the Company to the Bank. (Filed as Exhibit 10(i) to the Company's Form 10-Q for the quarter ended March
                           31, 1991.)*

                  (c) Unlimited guaranty to the Bank by the Company of the obligations of the subsidiaries to the Bank. (Filed as Exhibit 10(v) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

                  (d) Letter agreement between the Company's subsidiaries and the Bank dated April 27, 1992 modifying banking arrangements. (Filed as Exhibit (10) to the company's
                           Form 10-Q for the quarter ended June 30, 1992.)*

                  (e)      Amended and Restated Employment Agreement between the
                           Company and Saul I. Reck  effective  as of October 1,
                           1991 and  executed  May 1,  1992.  (Filed as  Exhibit
                           10(c) to the Company's Form 10-Q for the quarter ended June 30, 1992.)*

                  (f) Restated Non-Qualified Stock Option Agreement between the Company and Saul I. Reck. (Filed as Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended
                           September 30, 1989.)*

                  (g)      Adoption Agreement  (Non-Standardized  Code ss.401(k)
                           Profit  Sharing  Plan) dated July 31, 1991,  together
                           with related Defined Contribution  Prototype Plan and
                           Trust  Agreement.  (Filed  as  Exhibit  10(h)  to the
                           Company's   Form  10-K  for  the  fiscal  year  ended
                           September 28, 1991.)*



                  (h)      Employee  Stock Purchase Plan dated December 9, 1993.
                           (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*

         (11)     Statement Re Computation of Per Share Earnings.  The Statement
                  Re Computation of Per Share Earnings is set forth in Note 12 to the Company's Consolidated Financial Statements.

         (21)     Subsidiaries of the Registrant.  (Filed as Exhibit 22 to the
                  Company's Form 10-K for the fiscal year ended September 30, 1989.)*

         (27)     Financial Statement Schedule.                                          35