Form 10QSB
period 1995-12-31
GODDARD INDUSTRIES INC
filed 1996-02-12
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     FORM 10-QSB
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the quarterly period ended           December 31, 1995

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to
___________

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

Title of Each Class of                    Number of Shares
Outstanding
Common Stock Outstanding               at December 31, 1995

Common Stock, $.01 par value            2,032,804

Transitional Small Business Disclosure Format

               Yes ___             No _X_


     GODDARD INDUSTRIES, INC.

     TABLE OF CONTENTS

     PART I - FINANCIAL INFORMATION



                                   PAGE

Item 1.   Financial Statements

     Consolidated Balance Sheet -  December 31, 1995
     and September 30,
1995........................................................
3

     Consolidated Statement of Income - Three Months Ended
     December 31, 1995 and December 31,
1994..........................     4

     Consolidated Statement of Cash Flows - Three Months
Ended
     December 31, 1995 and December 31, 1994
 .........................     5

     Notes to Consolidated Financial
 ..........Statements...............      6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of
Operations....................................    10


     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-
K................................... 11










                                             -2-











                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

December 31,        September 30,

1995                1995

UNAUDITED        AUDITED
                              ASSETS
      (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
     Cash and equivalents                               $
137,511        $   74,937
     Accounts receivable, net of allowances
875,418           973,477
     Inventories (Note 3)
3,012,124      2,911.234
     Prepaid expenses and taxes
39,850              23,018
     Deferred income taxes (Note 5)
57,200              56,000
     TOTAL CURRENT ASSETS
4,122,103      4,038,666

PROPERTY, PLANT AND EQUIPMENT,
     at cost
3,347,774       3,336,001
     Less - Accumulated depreciation                    -
2,435,077      -2,385,267

                                   912,697
950,734
OTHER ASSETS:
     Excess of cost of investment in subsidiaries
     over equity in net assets acquired
21,197              22,136
     Deferred income taxes - long term
144,800           139,000
          Total other assets
165,997           161,136

TOTAL ASSETS
$5,200,797          $5,150,536

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of
       long-term debt (Note 4)                         $
67,388         $  109,191
     Accounts payable
349,639            305,655
     Accrued expenses
276,099            256,631
     Income taxes payable
42,526             222,626
       TOTAL CURRENT LIABILITIES                    735,652
894,103

LONG-TERM DEBT, net of
current maturities (Note 4)
1,182,503        1,092,503

DEFERRED COMPENSATION                                522,500
513,000

SHAREHOLDERS' EQUITY:
     Common stock - par value $.01 per share;
       authorized 3,000,000 shares, issued and
       outstanding 2,032,804 shares.
20,328                20,328
     Additional paid-in capital
395,763             395,763
     Retained earnings
2,344,051        2,234,839
       TOTAL SHAREHOLDERS' EQUITY                2,760,142
2,650,930

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY
$5,200,797          $5,150,536
-3-

                         GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF
INCOME
                                   (UNAUDITED)

                                   FOR THE THREE MONTHS
                               ENDED  December 31,
                         1995      1994
NET SALES                               $1,791,242
$1,405,253


COST OF SALES                        1,200,956
934,983

GROSS PROFIT                                 590,286
470,270


SELLING AND ADMINISTRATIVE
     EXPENSES                      382,065        375,831


INCOME FROM OPERATIONS             208,221          94,439


OTHER INCOME (EXPENSE):
     Interest expense                              -28,004
-34,468
     Other income, net                           6,895
3,404

       TOTAL OTHER INCOME
          (EXPENSE)                           -21,109
-31,064


INCOME BEFORE INCOME TAXES          187,112          63,375

PROVISION FOR INCOME TAXES                 77,900
27,700

NET INCOME                                   $109,212
$35,675


EARNINGS (LOSS)PER SHARE (Note 7)

     Primary
                    Net Income                    $0.05
$0.02

     -4-






                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

FOR THE THREE MONTHS

ENDED December 31,

1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income
$ 109,212 $35,675

     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
          Depreciation and amortization
50,749      48,690
          Deferred income taxes
-  7,000    - 7,000
          Changes in assets and liabilities:
               Accounts receivable
98,059       62,069
               Inventories
-100,890  -119,066
               Prepaid expenses and other
-  16,832 -    1,951
               Accounts payable
43,984    -172,227
               Accrued expenses
19,468    -  17,344
               Income taxes payable
-180,100     37,500
               Deferred Compensation
9,500          9,500

                 Total Adjustments
-  83,062 -159,829

          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES
26,150    -124,154

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions             -
11,773    -  30,989


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in long-term debt
809,000    706,000
     Repayments of long-term debt
-760,803  -510,104
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES
48,197     195,896

NET INCREASE (DECREASE) IN CASH
62,574            40,753

CASH AND EQUIVALENTS - BEGINNING                     74,937
62,634

CASH AND EQUIVALENTS - ENDING                     $137,511
$103,387

CASH PAID DURING THE PERIOD:
     Interest
$ 27,649  $  32,027

     Income taxes
$265,000  $      800

                                     -5-



                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS
                                December 31, 1995
                                 (UNAUDITED)

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

NOTE 3    INVENTORIES:
          Consolidated inventories are comprised of:

December 31,   September 30,

1995            1995

               Finished goods
$2,806,173         $2,705,283
               Work in process
11,003               11,003
               Raw materials
194,948            194,948


$3,012,124         $2,911,234

          The following factors were taken into
consideration in
          determining inventory values:

               Goddard Valve Corp. -  December 31, 1995 -
$1,211,282
               (estimated) and September 30, 1995 -
$1,132,582.  Interim
               inventories were valued by management using the
               gross profit method.

               Webstone Company, Inc. -  December 31, 1995 -
               $1,800,842 (estimated)   and Sepember 30,
1995 -
               $1,778,652. Interim inventory was valued by management using the gross profit method. Total inventory is comprised of finished goods.

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

     At December 31, 1995 long-term obligations consisted of
the following:
                                                       LONG-
TERM           CURRENT

       Revolving line of credit                         $
1,147,503               $          -
       Capital lease obligations for machinery,
         payable in monthly installments of
         $8,455, through July 1, 1996, with
         imputed interest rates between 7.34%
         and 8.02%.
49,668

       Note due 1997, unsecured, interest
         at 10%                                 35,000

       Term note due 1996, principal payments of
         $5,880 per month beginning June 1, 1993
         plus interest at 7%, secured by all
         property and assets.
17,720


$ 1,182,503             $67,388
NOTE 5    INCOME TAXES


     The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:


December 31,        September 30,

1995                 1995
     Deferred tax asset
          Deferred Compensation                   $  209,000
$  205,200
          Inventory valuation
39,200               39,000
          Accrued Salaries
5,800                  5,800
          Bad Debts
12,000               11,000


266,000            261,000

          Depreciation
64,000               66,000

                                                       $
202,000        $  195,000

     Management does not believe that any valuation allowance is necessary.
- 7 -


NOTE 6    CONTINGENCIES

In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in Massachusetts Superior Court against the Company and another corporation, Neles-Jamesbury, alleging that they had caused the Town to incur response costs for assessment, containment and removal of oil and hazardous materials in relation to the Town's
Home Farm wells. The Town is seeking approximately $7 million in damages. The Company intends to defend itself vigorously against this claim and has joined, as third party defendants, several other businesses which could be identified as likely to have used the types of compounds detected as contaminating the Town's wells. Motions for summary judgement were made during 1992 and 1993 resulting in dismissal of some, but not all, of the Shrewsbury complaint. In
September 1995, the court issued an order providing for a single, unified trial of all claims related to this matter. Discovery between the Company and the Town of Shrewsbury, with the exception of expert discovery, is complete. Discovery between the Company, Neles-Jamesbury, and the third party defendants is ongoing. All discovery is to be completed by
May 1, 1996 and the trial is scheduled to begin on June 3, 1996.
The Company and legal counsel are unable to form an opinion regarding the outcome of this matter. Consequently, no loss provision with respect to this lawsuit has been recorded.

In connection with a proposed bank financing in 1987, the Company retained an environmental engineering firm to perform a site assessment at its corporate headquarters. The results of that assessment revealed that the ground water is contaminated and that an off-site source may be introducing the contaminants. As required by law, the Company notified the Massachusetts Department of Environmental Protection (DEP). The DEP has issued a Notice of Responsibility designating the site as a priority disposal site. A Phase One Limited Site Investigation report has been submitted to the DEP. In November 1995 the Company received a Tier I Transition Classification and Permit Statement Cover Letter designating the site as a Tier 1C Site under the Massachusetts
Contingency Plan. Under DEP regulations, the Company must complete further site investigaion by November 1997. Until that investigation is completed, it is not possible to ascertain the cost, if any, of remediation or whether the Company will be able to obtain reimbursement for such costs from any third party causing the contamination or any insurance carrier.
Accordingly, the Company has not recorded any provision for loss with respect to this DEP matter.

Several of the Company's insurers are participating in the Company's defense in both the DEP matter and the Town of Shrewsbury litigation under a reservation of rights. The Company's principal insurer has also filed suit for a declaratory judgement that they have no duty to defend or indemnify the Company.
This action is currently stayed.

-8-

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









































     -9-


PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
            Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 1995 COMPARED TO
FISCAL QUARTER ENDED DECEMBER 31, 1994

     The trend of increasing consolidated sales and earnings continued in the first quarter of fiscal 1996 as the result of both of the Company's divisions gaining market share in their product lines.

     Consolidated sales for the quarter ended December 31, 1995 were
$1,791,000, compared to $1,405,000 in the corresponding quarter of the prior year, an increase of 27.5%. Gross profit margins actually declined slightly from 33.5% to 33% as a result of changes in product mix.

     Despite the 27.% increase in sales, selling and administrative expenses increased only 2% over the corresponding quarter of 1994 as the Company benefited from efficiencies of scale. Interest expenses were down 18.7% compared to the same period in the prior year. This reflected lower interest rates and levels of bank borrowing during the quarter.

     As a result of the above developments, the earnings for the first quarter of fiscal 1996 increased from $36,000 in the corresponding quarter last year to $109,000, a gain of 203%, while earnings per share were $.05 compared to $.02 for the same quarter in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities of the Company provided new cash of $26,000.
The principal uses of cash were an increase in income taxes of $180,000 and an inventory of $101,000. Major sources of cash were earnings
$109,000, reduced accounts receivable $98,000, and depreciation and amortization $51,000.

     The Company also invested $12,000 in additional equipment and retired $41,000 of installment debt. These uses of cash were offset by net borrowings of $89,000 on the line of credit.

The Company borrows funds for period of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.
 10 -

     PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     As more fully described in the Company's Form 10-KSB for the year ended September 30, 1995, the Company is a defendant in a suit by the Town of Shrewsbury, Massachusetts alleging that the defendant caused Shrewsbury to incur various environmental response costs and a suit by certain of its prior insurers contesting coverage for environmental claims under insurance policies.
There have been no material developments in those cases since the filing of the Form 10-KSB.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

           (11)    Statement Re: Computation of Per
                     Share Earnings.  The information set
                     forth in Note 7 to the Financial
                     Statements found in PART I hereof is
                     hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.























     - 11-





     SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated as of February 12, 1996

                                    GODDARD INDUSTRIES, INC.



                                    by /s/ Saul I. Reck
                                    Saul I. Reck, President,
                                    Chief Executive Officer
                                    and Principal Financial
                                    Officer












     - 13 -