Form 10QSB/A
period 1995-12-31
GODDARD INDUSTRIES INC
filed 1996-03-28
CIK 41980

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
3

     Consolidated Statement of Income - Three Months Ended
     December 31, 1995 and December
31,1994..........................     4

     Consolidated Statement of Cash Flows - Three Months
Ended
     December 31, 1995 and December 31,
1994.........................     5

     Notes to Consolidated
Financial..........Statements...............      6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of
Operations....................................    10


     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-
K................................... 11




                     EXHIBIT (27)

This schedule contains summary financial information extracted from Form 10-QSB and is qualified in its entirety by reference to such financial statements.


3-MOS


     Fiscal year end                          Sep 28 1996
     Period start                               Oct 01 1995
     Period end                                Dec 31 1995

     CASH
137,511
     SECURITIES                                       0
     RECEIVABLES                              806,110
     ALLOWANCES                                31,600
     INVENTORY                               3,012,124
     CURRENT ASSETS                     4,122,103
     PP&E
3,347,774
     DEPRECIATION                          2,435,077
     TOTAL ASSETS                           5,200,797
     CURRENT LIABILITIES                735,652
     COMMON                                         20,328
     OTHER                                         2,739,814
     TOTAL LIABILITY                      5,200,797
          AND EQUITY

     SALES
1,791,242
     TOTAL REVENUES                    1,798,137
     COS
1,200,956
     TOTAL COSTS                               382,065
     INTEREST EXPENSES                    28,004
     LOSS PROVISION                              3,000
     INCOME PRETAX                          187,112
     INCOME TAX                                   77,900
     NET INCOME                                  109,212
     EPS
 .05


     -12-



     SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated as of March 26, 1996

                                    GODDARD INDUSTRIES, INC.



                                    by /s/ Saul I. Reck
                                    Saul I. Reck, President,
                                    Chief Executive Officer
                                    and Principal Financial
                                    Officer












     - 13 -