Form 10QSB
period 1996-03-31
GODDARD INDUSTRIES INC
filed 1996-05-14
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     FORM 10-QSB
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the quarterly period ended           March 31, 1996

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

Registrant's telephone number, including area code (508)852-
2435

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

Title of Each Class of             Number of Shares
Outstanding
Common Stock Outstanding           at March 31, 1996

Common Stock, $.01 par value            2,038,618

Transitional Small Business Disclosure Format

               Yes ___             No _X_




                  GODDARD INDUSTRIES, INC.

                      TABLE OF CONTENTS

                PART I - FINANCIAL INFORMATION




PAGE

Item 1.   Financial Statements

     Consolidated Balance Sheet -  March 31, 1996
     and September 30, 1995.............................
3

     Consolidated Statement of Income - Six Months Ended
     March 31, 1996 and March 31, 1995 .................
4

     Consolidated Statement of Cash Flows - Six Months Ended
     March 31, 1996 and March 31, 1995 .................
5

     Notes to Consolidated Financial Statements.......
6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations...............
10


     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................
13










                                             -2-












                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                            March 31,
September 30,
                                              1996
1995
       ASSETS
      (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
     Cash                                      $ 80,131
$ 74,937
     Accounts receivable, net of allowances   1,044,535
973,477
     Inventories (Note 3)                     2,903,349
2,911.234
     Prepaid expenses and taxes                  58,389
23,018
     Deferred income taxes (Note 5)              58,400
56,000
     TOTAL CURRENT ASSETS                     4,144,804
4,038,666

PROPERTY, PLANT AND EQUIPMENT,
     at cost                                  3,400,295
3,336,001
     Less - Accumulated depreciation         -2,484,136    -
2,385,267

                                                916,159
950,734
OTHER ASSETS:
     Excess of cost of investment in subsidiaries
     over equity in net assets acquired          20,258
22,136
     Deferred income taxes - long term (Note 5) 150,600
139,000
          Total other assets                    170,858
161,136

TOTAL ASSETS                                 $5,231,821
$5,150,536

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of
       long-term debt (Note 4)                $  25,060    $
109,191
     Accounts payable                           348,402
305,655
     Accrued expenses                           306,427
256,631
     Income taxes payable                         9,279
222,626
       TOTAL CURRENT LIABILITIES                689,168
894,103

LONG-TERM DEBT, net of
current maturities (Note 4)                   1,122,503
1,092,503

DEFERRED COMPENSATION                           532,000
513,000

SHAREHOLDERS' EQUITY:
     Common stock - par value $.01 per share;
       authorized 3,000,000 shares, issued and
       outstanding 2,038,618 shares.             20,386
20,328
     Additional paid-in capital                 398,612
395,763
     Retained earnings                        2,469,152
2,234,839
       TOTAL SHAREHOLDERS' EQUITY             2,888,150
2,650,930

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                    $5,231,821
$5,150,536
                            -3-

                         GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF
INCOME
                                   (UNAUDITED)

                            MARCH 31, 1996          MARCH
31, 1995
                   FOR THE THREE FOR THE SIX  FOR THE THREE
FOR THE SIX
                  MONTHS ENDED  MONTHS ENDED MONTHS ENDED
MONTHS ENDED
NET SALES                 $2,056,016  $3,847,258  $1,648,998
$3,054,251


COST OF SALES              1,396,486   2,597,442   1,078,753
2,013,736

GROSS PROFIT                 659,530   1,249,816     570,245
1,040,515


SELLING AND ADMINISTRATIVE
     EXPENSES                431,923     813,988     389,222
765,053


INCOME FROM OPERATIONS       227,607     435,828     181,023
275,462


OTHER INCOME (EXPENSE):
     Interest expense        -25,968     -53,972     -38,439
- -72,907
     Other income, net        10,362      17,257       6,267
9,671

       TOTAL OTHER INCOME
          (EXPENSE)          -15,606     -36,715     -32,172
- -63,236


INCOME BEFORE INCOME TAXES   212,001     399,113     148,851
212,226

PROVISION FOR INCOME TAXES    86,900     164,800      62,500
90,200

NET INCOME                  $125,101    $234,313     $86,351
$122,026


EARNINGS (LOSS)PER SHARE (Note 7)

     Primary
               Net Income      $0.06       $0.12        $.04
$.06



     -4-




                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                FOR THE SIX
MONTHS
                                                   ENDED
March 31,
                                                   1996
1995
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                $234,313
$122,026

     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
          Depreciation and amortization         100,747
97,578
          Deferred income taxes                 -14,000
- -13,700
          Changes in assets and liabilities:
               Accounts receivable              -71,058
- -24,305
               Inventories                        7,885
- -360,144
               Prepaid expenses and other       -35,371
59,523
               Accounts payable                  42,747
- -42,756
               Accrued expenses                  49,796
22,211
               Income taxes payable            -213,347
47,388
               Deferred Compensation             19,000
19,000

                 Total Adjustments             -113,601
- -195,205

          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                  120,712
- -73,179

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions    -64,294
- -50,314


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common shares      2,907
0
     Increase in long-term debt               1,441,000
1,020,000
     Repayments of long-term debt            -1,495,131
- -825,622
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                  -51,224
194,378

NET INCREASE IN CASH                              5,194
70,885

CASH - BEGINNING                                 74,937
62,634

CASH - ENDING                                   $80,131    $
133,519

CASH PAID DURING THE PERIOD:
     Interest                                   $54,181    $
69,294

     Income taxes                              $402,147    $
11,483

                                     -5-

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS
                                March 31, 1996
                                 (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:
          Reference is made to the financial statements included
          in the Annual Report for the year ended September
30, 1995
          for a summary of significant accounting policies and other disclosures.

NOTE 2    BASIS OF PRESENTATION:
          The information shown in the consolidated financial
          statements reflects all adjustments which are, in the
          opinion of management, necessary for a fair presentation
          of the results for the interim period.

NOTE 3    INVENTORIES:
          Consolidated inventories are comprised of:
                                       March 31,
September 30,
                                          1996
1995

               Finished goods          $2,697,398
$2,705,283
               Work in process             11,003
11,003
               Raw materials              194,948
194,948

                                       $2,903,349
$2,911,234

          The following factors were taken into
consideration in
          determining inventory values:

               Goddard Valve Corp. -  March 31, 1996 -
$1,243,609
               (estimated) and September 30, 1995 -
$1,132,582.
               Interim inventories were valued by management using
               the gross profit method.

               Webstone Company, Inc. -  March 31, 1996 -
               $1,659,740 (estimated)   and Sepember 30,1995
- -
               $1,778,652. Interim inventory was valued by management using the gross profit method. Total inventory is comprised of finished goods.

NOTE 4.   LONG-TERM DEBT

     The Company has available a revolving line of credit totaling
$1,750,000 bearing interest at the greater of (i) prime plus
3/4% or
(ii) the Federal Funds Effective Rate plus 1 1/4% per annum.
On
March 31, 1996 the effective interest rate was 9.0%. The agreement expires March 30, 1998 and is secured by all property and assets.
Advances are restricted by certain limitations on eligible receivables and inventories.
                                      -6-
continued

LONG-TERM OBLIGATIONS (continued)

     The credit agreement contains a number of covenants, the most restrictive of which relate to working capital,
     tangible net worth, and profitability levels, and restrict payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

     At March 31, 1996 long-term obligations consisted of the following:
                                                  LONG-TERM
CURRENT

       Revolving line of credit                   $1,087,503
$    -

       Capital lease obligations for machinery,
         payable in monthly installments of
         $8,455, through July 1, 1996, with
         imputed interest rates between 7.34%
         and 8.02%.                                        -
25,060

       Note due 1997, unsecured, interest
         at 10%                                      35,000
- -


                                                  $1,122,503
$25,060
NOTE 5    INCOME TAXES


     The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:


                                       March 31,
September 30,
                                         1996
1995
     Deferred tax asset:
          Deferred Compensation         $212,800
$205,200
          Inventory valuation             39,400
39,000
          Accrued Salaries                 5,800
5,800
          Bad Debts                       13,000
11,000


                                         271,000
261,000

     Deferred tax liability:
          Depreciation                    62,000
66,000

                                        $209,000          $
195,000

     Management does not believe that any valuation allowance is necessary.
- - 7 -




NOTE 6    CONTINGENCIES

In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in Massachusetts Superior Court against the Company and another corporation, Neles-Jamesbury, alleging that they had caused the Town to incur response costs for assessment, containment and removal of oil and hazardous materials in relation to the Town's
Home Farm wells. The Town is seeking approximately $7 million in damages. The Company is defending itself vigorously against this claim and has joined, as third party defendants, several other businesses which could be identified as likely to have used the types of compounds detected as contaminating the Town's wells. Motions for summary judgement were made during 1992 and 1993 resulting in dismissal of some, but not all, of the Shrewsbury complaint. In
September 1995, the court issued an order providing for a single, unified trial of all claims related to this matter. Discovery between the Company and the Town of Shrewsbury, with the exception of expert discovery, is complete. Discovery between the Company, Neles-
Jamesbury, and the third party defendants is ongoing. All discovery is to be completed by July 26, 1996 and the trial is scheduled to begin on
October 7, 1996. The Company and legal counsel are unable to form an opinion regarding the outcome of this matter. Consequently, no loss provision with respect to this lawsuit has been recorded.

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


- -8-


In the event that the Company does not prevail, these matters could have a material adverse impact on the Company's financial condition, results of operations, and liquidity.

NOTE 7    COMMON STOCK:

Primary earnings per share are computed on a weighted average number of shares outstanding. Fully diluted earnings per share are not presented because the effect of the exercise of the stock options would not be dilutive.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
            Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 1996 COMPARED TO
FISCAL QUARTER ENDED MARCH 31, 1995

     Consolidated sales for the fiscal quarter ended March
31, 1996 were
$2,056,000, an increase of 24.7% over the $1,649,000
reported for the
same quarter in 1995.  The Valve division sales increased
16% over last
years March quarter, while the Webstone division enjoyed an increase of
36%.

     For the past several months, the volume of incoming orders in both our Valve and Webstone divisions have been at record levels. This should result in increased sales for the balance of the fiscal year. The Company believes that its attention to quality, its record of product performance and its efforts toward superior customer service have all contributed to the current sales growth.

     Selling and Administrative expenses increased from $389,000 to
$432,000 as a result of increased promotional expense and travel. As a percentage of total sales, however, these expenses decreased from
23.6% to 21.0%.

     Net earnings increased to $125,101 (.06/share) for the March '96 quarter compared to $86,351 (.04/share) for the same quarter in 1995.



SIX MONTH PERIOD ENDED MARCH 31, 1996 COMPARED WITH
SIX MONTH PERIOD ENDED MARCH 31, 1995

     For the six month period ended March 31, 1996, sales
were
$3,847,000 compared to its sales of $3,054,000 the prior
year
(a 26% increase).  While both operating divisions share in
the
increase, the Valve division was particularly busy.  Its
orders for
new items have increased substantially and as of March 31,
1996
the level of back orders for later delivery approximately double that of one year ago.

     Inventory levels in both divisions are regularly monitored. Due to the special machining of many of the raw materials consumed in the
Valve division and the foreign location of many of the suppliers to the
Webstone division, long lead times are required to obtain many of the inventory items. In order to meet customer demand for timely delivery, the Company must maintain high inventory levels which result in fewer inventory turns. The Company continues to add new products in an attempt to increase sales and earnings.

     Gross profit margins of 32.5% for the first six months of 1996, due to product mix and increased sales, were slightly less than the
34.1% for last year. Selling and administrative expenses as a percentage of total sales dropped from 25.0% in 1995 to 21.2% for the current period. Interest expense for the period decreased 26% compared to 1995.

     Net earnings for the first 6 months totaled $234,313, nearly double the earnings of $122,026 for the same period of 1995.
Earnings per share were $0.12 and $0.06 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities of the Company provided $121,000 of cash during the six months ended March 31, 1996. Cash was generated from earnings ($234,000), depreciation and amortization
($101,000),
increases in account payable ($43,000), and increases in accrued expenses ($50,000) while the major uses of cash were increases in accounts receivable ($71,000), prepaid expenses ($35,000) and reductions in income tax liabilities ($234,000).

     The cash provided by operating activities was used to reduce long-term debt by $54,000 and to invest in new equipment totaling
$64,000.

     The Company presently maintains a line of credit of
$1,750,000
with The First National Bank of Boston collateralized by substantially all of the assets of the Company. The agreement expires on March 30,
1998. On March 31, 1996, approximately $1,088,000 had been drawn under that line of credit. The Company believes that the line of credit provides sufficient liquidity to handle the normal working capital requirements of its present business.

     The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The
Company
believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

     As more fully described in Note 6 to the financial statements, the Company is a party to two lawsuits and an administrative proceeding relating to environmental matters. At the present time, because of the numerous uncertainties which surround the litigation and administrative proceedings (including without limitation the origin of the alleged contamination, the scope and cost of any required remediation, the ability to obtain reimbursement from third parties who may have caused the alleged contamination, and the extent of insurance coverage which may be available), it is not possible to estimate the amount of loss, if any, the Company may incur with respect to these matters. If the
Company does not prevail either in its defense of the proceedings or in its third-party claims for contribution or coverage, the adverse resolution of the DEP or Shrewsbury proceedings could have a material adverse effect on the financial condition, results of operations, and liquidity of the Company.

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

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

           (10)(I) Letter agreement between Company's subsidiaries and the bank dated
                     March 31, 1996 modifying banking
                     arrangement.

           (11)    Statement Re: Computation of Per
                     Share Earnings.  The information set
                     forth in Note 7 to the Financial
                     Statements found in PART I hereof is
                     hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                     EXHIBIT (27)

This schedule contains summary financial information extracted from Form 10-QSB and is qualified in its entirety by reference to such financial statements.


                                        3-MOS
6 MOS


     Fiscal year end
Sep 28 1996
     Period start                      Jan 01 1996
Oct 01 1995
     Period end                        Mar 31 1996
Mar 31 1996

     CASH
80,131
     SECURITIES
0
     RECEIVABLES
1,079,147
     ALLOWANCES
34,612
     INVENTORY
2,903,349
     CURRENT ASSETS
4,144,804
     PP&E
3,400,295
     DEPRECIATION
2,484,136
     TOTAL ASSETS
5,231,821
     CURRENT LIABILITIES
689,168
     COMMON
20,386
     OTHER
2,867,764
     TOTAL LIABILITY
5,231,821
          AND EQUITY

     SALES                             2,056,016
3,847,258
     TOTAL REVENUES                    2,066,378
3,864,515
     COS                               1,396,486
2,597,442
     TOTAL COSTS                         431,923
813,988
     INTEREST EXPENSES                    25,968
53,972
     LOSS PROVISION                        3,000
6,000
     INCOME PRETAX                       212,001
399,113
     INCOME TAX                           86,900
164,800
     NET INCOME                          125,101
234,313
     EPS                                     .06
 .012





















     SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated as of May 14, 1996

                                    GODDARD INDUSTRIES, INC.



                                    by /s/ Saul I. Reck
                                    Saul I. Reck, President,
                                    Chief Executive Officer
                                    and Principal Financial
                                    Officer

                                           EXHIBIT (10) (I)

(Bank of Boston/Worcester appears here)

                                        As of March 31, 1996


Goddard Valve Corp.
Webstone Company, Inc.
705 Plantation Street
Worcester, MA  01605

        Attention:    Saul I. Reck

Ladies and Gentlemen:

     Goddard Valve Corp. (the "Company") and Webstone
Company, Inc.
("Webstone") have entered into a certain Consolidating
Revolving and
Term Credit and Security Agreement dated as of January 3,
1991 (as
amended, the "Agreement") with The First National Bank of
Boston
(the "Bank").  Revolving loans made pursuant to the
Agreement are
evidenced by a certain Revolving Loan Note dated as of
January 3, 1991,
as amended (the "Note") in the original principal amount of
$1,600,000
made by the Company and Webstone and payable to the Bank. The Company and Webstone have requested, and the Bank has agreed upon the terms contained herein, to amend the Agreement as provided herein. Therefore, for good and valuable consideration, the receipt of which is hereby acknowledged, the Company, Webstone and the Bank hereby agree as follows:

I.     Amendments to the Agreement

     1. Section 1.1 "Revolving Loan Termination Date" is hereby amended by deleting therefrom the following: "March 31, 1997" and substituting the following therefor: "March 30, 1998". All references in the
Agreement to "Revolving Loan Termination Date" shall refer to March 30,
1998.

     2. Section 1.1 "Eligible Webstone Inventory" is hereby amended by deleting the word "and (ii)" in the seventh and eighth lines thereof and inserting the following in lieu thereof:

     "(ii) Inventory in the amount of $250,000 which the Bank, in its discretion, considers to be slow moving Inventory; and
(iii)"

     3. Section 2.10 Commitment Fee is hereby amended by deleting
"1/2 of 1% per annum" and inserting the following in lieu thereof:
"1/4 of 1% per annum".

II.     Miscellaneous

     1. Goddard Industries, Inc. has executed this letter for the purpose of acknowledging the terms hereof and affirming the terms of its Unlimited Guaranty dated as of January 3, 1991 as of the date hereof after giving effect to the amendment provided for herein.

     2. Other than as amended hereby, all terms and provisions of the
Agreement are ratified and affirmed as of the date hereof and the
Company and Webstone represent to the Bank that there has occurred no
Default of Event or Default under the Agreement or the Note.

     3. The Company agrees to pay on demand all costs and expenses of the Bank in connection with the preparation, execution, delivery and enforcement of this letter, including the fees and allocation costs of its in-house counsel.

     4. This letter may be executed in counterparts each of which shall be deemed to be an original document.

     5. Upon receipt of an executed copy of this letter this letter shall be deemed to be an amendment to the Agreement effective as of the date first written above as an instrument under seal to be governed by the laws of The Commonwealth of Massachusetts.

     Please evidence your agreement to the foregoing by having an authorized officer of each of the Company and Webstone execute this letter where indicated below and returning it to the undersigned.

                                Very truly yours,

                                THE FIRST NATIONAL BANK OF
BOSTON



                                By:  /s/ James T. Paulhus
                                Its:  Vice Presidnet

Acknowledged and Agreed:

GODDARD VALVE CORP.

By:          /s/Saul I. Reck
Its:               President

WEBSTONE COMPANY, INC.

By:          /s/Saul I. Reck
Its:                President

GODDARD INDUSTRIES, INC.

By:          /s/Saul I. Reck
Its:                President