Form 10QSB/A
period 1995-12-31
GODDARD INDUSTRIES INC
filed 1996-07-16
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     FORM 10-QSB
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the quarterly period ended           March 31,
1996

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to
___________

     Commission File:  No.  0-2052


                      GODDARD INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

       Massachusetts                              04-
2268165 (State or other jurisdiction of
(I.R.S. Employer
  incorporation or organization)          Identification
                           No.)

     705 Plantation Street, Worcester, Massachusetts 01605
     (Address of principal executive office)       (Zip
Code)

Registrant's telephone number, including area code
(508)8522435

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


     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8
K.................. 13





                                             -2
                  GODDARD INDUSTRIES, INC. AND
                         SUBSIDIARIES CONSOLIDATED
                         BALANCE SHEETS
                                (Unaudited)
                                            March 31,
September 30,
                                              1996
1995
       ASSETS
      (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
    Cash                                      $
80,131
$ 74,937
    Accounts receivable, net of allowances
1,044,535
973,477
    Inventories (Note 3)
2,903,349
2,911.234
     Prepaid expenses and taxes
58,389
23,018
     Deferred income taxes (Note 5)
58,400
56,000
    TOTAL CURRENT ASSETS
4,144,804
4,038,666

PROPERTY, PLANT AND EQUIPMENT,
    at cost
3,400,295
3,336,001
     Less - Accumulated depreciation         -
2,484,136 2,385,267


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
2,650,930

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY
$5,231,821
$5,150,536
                            -3-

                         GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF
INCOME
                                   (UNAUDITED)
                            MARCH 31, 1996
MARCH 31, 1995
                   FOR THE THREE FOR THE SIX  FOR THE
THREE FOR THE SIX
                  MONTHS ENDED  MONTHS ENDED MONTHS
ENDED MONTHS ENDED
NET SALES                 $2,056,016  $3,847,258
$1,648,998
$3,054,251


COST OF SALES              1,396,486   2,597,442
1,078,753
2,013,736

GROSS PROFIT                 659,530   1,249,816
570,245
1,040,515


SELLING AND ADMINISTRATIVE
     EXPENSES                431,923     813,988
389,222
765,053


INCOME FROM OPERATIONS       227,607     435,828
181,023
275,462


OTHER INCOME (EXPENSE):
     Interest expense        -25,968     -53,972     -
38,439
- -72,907
     Other income, net        10,362      17,257
6,267
9,671

       TOTAL OTHER INCOME
          (EXPENSE)          -15,606     -36,715     -
32,172
- -63,236


INCOME BEFORE INCOME TAXES   212,001     399,113
148,851
212,226

PROVISION FOR INCOME TAXES    86,900     164,800
62,500
90,200

NET INCOME                  $125,101    $234,313
$86,351
$122,026
EARNINGS (LOSS)PER SHARE (Note 7)

     Primary
               Net Income      $0.06       $0.12
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
$122,026

     Adjustments to reconcile net income to
        net cash provided by operating
       activities:
         Depreciation and amortization
100,747
97,578
          Deferred income taxes                 -
14,000
- -13,700
         Changes in assets and liabilities:
               Accounts receivable              -
71,058
- -24,305
               Inventories
7,885
- -360,144
               Prepaid expenses and other       -
35,371
59,523
               Accounts payable
42,747
- -42,756
               Accrued expenses
49,796
22,211
               Income taxes payable
213,347 47,388
             Deferred Compensation
19,000
19,000

                 Total Adjustments
- -
113,601 -195,205
            NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES
120,712
- -73,179

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions    -
64,294
- -50,314


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares      2,907
0
     Increase in long-term debt
1,441,000
1,020,000
     Repayments of long-term debt            -
1,495,131
- -825,622
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                  -
51,224
194,378

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
194,948

                                       $2,903,349
$2,911,234

          The following factors were taken into
consideration in
          determining inventory values:

               Goddard Valve Corp. -  March 31, 1996
$1,243,609
               (estimated) and September 30, 1995
$1,132,582.
               Interim inventories were valued by
management using
                the gross profit method.

               Webstone Company, Inc. -  March 31, 1996
               $1,659,740 (estimated)   and Sepember
               30,1995
- -
               $1,778,652. Interim inventory was valued by management using the gross profit method. Total inventory is comprised of finished goods.

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

   At March 31, 1996 long-term obligations consisted of
     the following:
                                                  LONG
TERM CURRENT
       Revolving line of credit
$1,087,503
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



                         - 10 -









    Inventory levels in both divisions are regularly monitored. Due to the special machining of many of the raw materials consumed in the
Valve division and the foreign location of many of the suppliers to the
Webstone division, long lead times are required to obtain many of the
0inventory items. In order to meet customer demand for timely delivery, the Company must maintain high inventory levels which result in fewer inventory turns. The Company continues to add new products in an attempt to increase sales and earnings.

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



                         - 11 -




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


                               - 12 -
     PART II - OTHER INFORMATION








Item 1 - Legal Proceedings



     As more fully described in the Company's Form 10-
KSB for
the year ended September 30, 1995, the Company is a defendant in a suit by the Town of Shrewsbury, Massachusetts alleging that the defendant caused Shrewsbury to incur various environmental response costs and a suit by certain of its prior insurers contesting coverage for environmental claims under insurance policies. There have been no material developments in those cases since the filing of the Form 10-KSB.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

           (10)(I) Letter agreement between Company's subsidiaries and the bank dated
                     March 31, 1996 modifying banking
                     arrangement.

           (11)    Statement Re: Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial
                     Statements found in PART I hereof
                     is hereby incorporated.
          (27)     Financial Data Schedule
     (b)  The Company did not file any reports on Form 8-
K during
the quarter ended March 31, 1996.




     - 13 -


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