Form 10QSB
period 1996-06-30
GODDARD INDUSTRIES INC
filed 1996-08-13
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     FORM 10-QSB
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the quarterly period ended           June 30, 1996

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

Title of Each Class of             Number of Shares
Outstanding
Common Stock Outstanding           at June 30, 1996

Common Stock, $.01 par value            2,038,618

Transitional Small Business Disclosure Format

               Yes ___             No _X_



                  GODDARD INDUSTRIES, INC.

                     TABLE OF CONTENTS

              PART I - FINANCIAL INFORMATION







PAGE

Item 1.   Financial Statements

     Consolidated Balance Sheet -  June 30, 1996
     and September 30, 1995.............................
3

     Consolidated Statement of Income - Nine Months Ended
     June 30, 1996 and June 30, 1995  ..................
4

     Consolidated Statement of Cash Flows - Nine Months
     Ended June 30, 1996 and June 30, 1995...............
5

     Notes to Consolidated Financial Statements.......
6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............
10


     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-
K...................12




















                                  -2-
                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                            June 30,
September 30,
                                              1996
1995
       ASSETS
      (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
     Cash                                      $141,201
$74,937
     Accounts receivable, net of allowances   1,081,531
973,477
     Inventories (Note 3)                     3,125,944
2,911.234
     Prepaid expenses and taxes                  37,897
23,018
     Deferred income taxes (Note 5)              59,600
56,000
     TOTAL CURRENT ASSETS                     4,446,173
4,038,666

PROPERTY, PLANT AND EQUIPMENT,
     at cost                                  3,451,551
3,336,001
     Less - Accumulated depreciation         -2,533,195 -
2,385,267

                                                918,356
950,734
OTHER ASSETS:
     Excess of cost of investment in subsidiaries
     over equity in net assets acquired          19,319
22,136
     Deferred income taxes - long term (Note 5) 156,400
139,000
          Total other assets                    175,719
161,136

TOTAL ASSETS                                 $5,540,248
$5,150,536

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of
       long-term debt (Note 4)                $       - $
109,191
     Accounts payable                           509,529
305,655
     Accrued expenses                           335,180
256,631
     Income taxes payable                        32,515
222,626
       TOTAL CURRENT LIABILITIES                877,224
894,103

LONG-TERM DEBT, net of
current maturities (Note 4)                   1,085,503
1,092,503

DEFERRED COMPENSATION                           541,500
513,000

SHAREHOLDERS' EQUITY:
     Common stock - par value $.01 per share;
       authorized 3,000,000 shares, issued and
       outstanding 2,038,618 shares.             20,386
20,328
     Additional paid-in capital                 398,612
395,763
     Retained earnings                        2,617,023
2,234,839
       TOTAL SHAREHOLDERS' EQUITY             3,036,021
2,650,930

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                    $5,540,248
$5,150,536
                            -3-

                         GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF
INCOME
                                   (UNAUDITED)

                         JUNE 30, 1996              JUNE 30,
1995
                FOR THE THREE FOR THE NINE    FOR THE THREE
FOR THE NINE
                MONTHS ENDED  MONTHS ENDED    MONTHS ENDED
MONTHS ENDED
NET SALES       $2,118,487    $5,965,745      $1,923,086
$4,977,317


COST OF SALES    1,426,342     4,023,784       1,266,108
3,279,844

GROSS PROFIT       692,145     1,941,961         656,978
1,697,473


SELLING AND ADMINISTRATIVE
  EXPENSES         421,412     1,235,400         449,416
1,214,469


INCOME FROM
  OPERATIONS       270,733       706,561         207,562
483,004


OTHER INCOME (EXPENSE):
  Interest expense -24,733       -78,705         -36,019
- -108,926
  Other income, net  7,471        24,728           9,848
19,519

  TOTAL OTHER INCOME
   (EXPENSE)       -l7,262       -53,977         -26,171
- -89,407

INCOME BEFORE
  INCOME TAXES     253,471       652,584         181,391
393,597

PROVISION FOR
  INCOME TAXES     105,600       270,400          76,200
166,400

NET INCOME        $147,871      $382,184        $105,191
$227,197

EARNINGS (LOSS)
  PER SHARE (Note 7)

  Primary
     Net Income      $0.07         $0.19            $.05
$.11






                                 -4-


                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                                FOR THE NINE
MONTHS
                                                   ENDED
JUNE 30,
                                                   1996
1995
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                $382,184
$227,197

     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
          Depreciation and amortization         150,745
141,194
          Deferred income taxes                 -21,000
- -20,500
          Changes in assets and liabilities:
               Accounts receivable             -108,054
- -210,366
               Inventories                     -214,710
- -143,291
               Prepaid expenses and other       -14,879
60,519
               Accounts payable                 203,874
- -155,398
               Accrued expenses                  78,549
65,401
               Income taxes payable            -190,111
143,692
               Deferred Compensation             28,500
28,500

                 Total Adjustments              -87,086
- -90,249

          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                  295,098
136,948

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions   -115,550
- -99,828


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock       2,907
- -
     Increase in long-term debt               2,108,000
1,384,000
     Repayments of long-term debt            -2,224,191   -
1,414,558
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                 -113,284
- -30,558

NET INCREASE IN CASH                             66,264
6,562

CASH - BEGINNING                                 74,937
62,634

CASH - ENDING                                  $141,201
$69,196

CASH PAID DURING THE PERIOD:
     Interest                                   $79,370
$105,313

     Income taxes                              $481,511    $
29,214


                                     -5-

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL
                                  STATEMENTS
                                June 30, 1996
                                 (UNAUDITED)

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

NOTE 3    INVENTORIES:
          Consolidated inventories are comprised of:
                                       June 30,
September 30,
                                         1996
1995

               Finished goods        2,919,993
$2,705,283
               Work in process          11,003
11,003
               Raw materials           194,948
194,948

                                    $3,125,944
$2,911,234

          The following factors were taken into
consideration in
          determining inventory values:

               Goddard Valve Corp. -  June 30, 1996 -
$1,461,299
               (estimated) and September 30, 1995 -
$1,132,582.
               Interim inventories were valued by management using
               the gross profit method.

               Webstone Company, Inc. -  June 30, 1996
$1,664,645
               (estimated)        and Sepember 30,1995 -
               $1,778,652. Interim inventory was valued by management using the gross profit method.
               Total inventory is comprised of finished goods.

NOTE 4.   LONG-TERM OBLIGATIONS

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

    At June 30, 1996 long-term obligations consisted of
     the following:
                                            LONG-TERM
CURRENT

       Revolving line of credit            $1,050,503      $
- -

       Note due 1997, unsecured, interest
         at 10%                                35,000
- -

                                           $1,085,503
- -
NOTE 5 INCOME TAXES


     The tax effects of the principal temporary differences
giving
     rise to the net current and non-current deferred tax
assets are
     as follows:
                                       June 30,
September 30,
                                         1996
1995
     Deferred tax asset:
          Deferred Compensation       $216,600
$205,200
          Inventory valuation           39,600
39,000
          Accrued Salaries               5,800
5,800
          Bad Debts                     14,000
11,000


                                       276,000
261,000

     Deferred tax liability:
          Depreciation                  60,000
66,000

                                      $216,000            $
195,000

      Management does not believe that any valuation allowance is necessary.




- - 7 -







NOTE 6    CONTINGENCIES

In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in Massachusetts Superior Court against the Company and another corporation, Neles-Jamesbury, alleging that they had caused the Town to incur response costs for assessment, containment and removal of oil and hazardous materials in relation to the Town's
Home Farm wells. The Town is seeking approximately $7 million in damages. The Company is defending itself vigorously against this claim and has joined, as third party defendants, several other businesses which could be identified as likely to have used the types of compounds detected as contaminating the Town's wells.
Motions for summary judgement were made during 1992 and 1993 resulting in dismissal of some, but not all, of the Shrewsbury complaint. In September 1995, the court issued an order providing for a single, unified trial of all claims related to this matter.
Discovery between the Company and the Town of Shrewsbury, with the exception of expert discovery, is complete. Discovery between the
Company, Neles Jamesbury, and the third party defendants is ongoing.
All discovery is to be completed by November 1, 1996 and the trial is scheduled to begin on January 6, 1997. The Company and legal counsel are unable to form an opinion regarding the outcome of this matter.
Consequently, no loss provision with respect to this lawsuit has been recorded.

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


NOTE 6    CONTINGENCIES (continued)


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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

FISCAL QUARTER ENDED JUNE 30, 1996 COMPARED TO
FISCAL QUARTER ENDED JUNE 30, 1995

     Consolidated sales for the June 30, 1996 quarter were
$2,118,000
compared to $1,923,000 for the same period in 1995. This represents a 10.2% sales increase for the current period. Both divisions are shipping at record levels as a result of increased levels of incoming orders since last Fall.

       New product lines that have recently been introduced in both the Goddard Valve and Webstone divisions combined with a policy of superior customer service have been major factors in sales growth.
Selling and Administrative expenses have been reduced 6.2% for the
June 1996 quarter compared to last year while Interest
Expense
has dropped approximately one-third for the same period.
Net
earnings for the quarter ended June 30, 1996 were $147,900
($.07/Share) 44% more than the $105,200 ($.05/Share)
reported
in 1995.


NINE MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO
NINE MONTH PERIOD ENDED JUNE 30, 1995


     For the nine months ended June 30, 1996, consolidated sales were $5,966,000 compared to sales of $4,977,000 for the same period in 1995 (a 19.9% increase). While both operating divisions shared in the increased sales, the Goddard Valve division has gone through a recent period where orders for future deliveries have reached an all time high. This is attributable to new products which are now available and others in design stages.

     Goddard has taken an active role in the research and development needed by many of its customers to develop new valve designs. Much of this effort results in new product lines and expanded sales.
As of
June 30, 1996, back orders, which are indicative of future sales, are well over double the level of a year earlier.

     The Company's inventory levels have increased in order to properly handle the increased sales and, in particular, the new product lines. The foreign location of many of the suppliers of
Webstone products, and the long lead times required to obtain many of those products, require the Company to maintain relatively high levels.

NINE MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO
NINE MONTH PERIOD ENDED JUNE 30, 1995

     (CONTINUED)


     Gross profit margins, at 32.6% of sales, are slightly lower for the first nine months of 1996 than the 34.1% that was reported for 1995 due to lower margins in the Webstone division which have helped produce nearly 13% more sales. Selling and Administrative expenses as a percentage of sales, were 20.7% compared to 24.4% in
1995. As sales increased by $989,000 these expenses remained substantially unchanged. Interest expense for the nine month period was reduced due to lower borrowing levels.

     Net earnings of $382,000 were 68.2% ahead of a year ago. Earnings per share were $0.19 and $0.11 respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities of the Company provided $295,000 of cash during the nine months ended June 30, 1996. Cash was generated from earnings ($382,000), depreciation and amortization
($151,000),
increases in accounts payable ($204,000), and increases in accrued expenses ($79,000).

     The major uses of cash were increases in accounts receivable
($108,000) and inventories ($214,000) and reductions in income tax liabilities ($190,000).

     The cash provided by operating activities was used to reduce long-term debt by $116,000 and to invest in new equipment totaling
$116,000.

     The Company presently maintains a line of credit of
$1,750,000
with The First National Bank of Boston collateralized by substantially all of the assets of the Company. The agreement expires on March 30,
1998. On June 30, 1996, approximately $1,050,500 had been drawn under that line of credit. The Company believes that the line of credit provides sufficient liquidity to handle the normal working capital requirements of its present business.

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

           (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

     SIGNATURES





     Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated as of August 13, 1996


                                    GODDARD INDUSTRIES,INC.
                                    by /s/ Saul I. Reck
                                    Saul I. Reck,
                                    President, Chief
                                    Executive Officer and
                                    Principal Financial
                                    Officer