Form 10KSB
period 1996-09-28
GODDARD INDUSTRIES INC
filed 1997-02-06
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
FORM 10-KSB

 (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required] for the
Fiscal Year Ended September 28, 1996
                                    or
[  ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities
Exchange Act of 1934 [No Fee Required] for the Transition
Period from _________________________ to
_________________________

                       Commission File Number 0-2052

              GODDARD INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

       Massachusetts                  04-2268165
    (State or other juris-         (I.R.S. Employer Identifi-
    diction of incorporation        cation No.)
    or organization)

       705 Plantation Street, Worcester, Massachusetts,
01605
       (Address of principal executive offices)     (Zip
Code)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.  Yes   X    No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB []

The registrant's revenues for its most recent fiscal year are $8,300,167.

The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at December 13, 1996 was approximately $1,945,850, based on the mean of the high and low sale prices on that date as reported by the National Quotation Bureau, Inc.
As of December 13, 1996, there were outstanding 2,040,129 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format:

          Yes           No    X




















































                                 -2-

                                    PART I
ITEM 1.    Business.

     General.Goddard Industries, Inc. (which together with its wholly-owned subsidiaries is hereinafter referred to as the "Company") is primarily engaged in the design, manufacture, distribution and sale of cryogenic valves for industrial and commercial use and in the distribution of plumbing goods, valves and fittings for residential and commercial use.

     The Company's Goddard Valve subsidiary designs, manufactures and sells cryogenic gate, globe and check valves and control devices required for the handling of liquefied natural gas, liquid oxygen and other liquefied gases. The principal markets for Goddard Valve's cryogenic valves historically have been public utility companies involved with liquefied natural gas and manufacturers of cryogenic tanks and transport trailers. In more recent years, markets for special cryogenic valves have developed for use on tanks required by the semi-conductor manufacturing and medical technology industries. Goddard
Valve's cryogenic valves are distributed domestically both by direct sales to customers and through independent sales representatives. Goddard Valve also makes direct sales of the valves to customers in Canada, Europe and Asian countries.

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

     Webstone purchases substantially all of the products for its plumbing supply business from a variety of sources in foreign countries. Webstone's name is stamped or cast into the part as well as its brand name being included in the packaging. These foreign operations involve hazards shared by most enterprises doing business in foreign countries, such as political risks, currency controls and fluctuations, tariffs and import controls. To date, Webstone has not been adversely affected by these matters.
Webstone has alternative sources of supply in each country and does not anticipate problems in maintaining adequate sources of supply.
                              -3-
Dependence Upon Principal Customers.

     During fiscal 1996 the Goddard Valve division sold a substantial majority of its products to three customers, manufacturers of cryogenic vessels. It was dependent on one customer for 46% of its cryogenic valve business
(approximately 28% of the Company's total revenue), and any loss or significant decrease in business from this customer would have a material adverse effect on the business of the Company. In addition, two other customers accounted for approximately 14% and 12%, respectively, of the Goddard
Valve division's cryogenic valve revenues during fiscal
1996, and the loss of either of those customer could have a material adverse effect upon the Company.

     No single customer accounts for 10% of the revenues of the Webstone plumbing supply subsidiary.

Backlog.

     The dollar amount of backlog of orders believed to be firm for the Company's cryogenic valve subsidiary was approximately $1,846,000 as of the end of the 1996 fiscal year, as compared with approximately $776,000 at the end of the preceding fiscal year. The dollar amount of orders believed to be firm in the Company's plumbing supply subsidiary as of the end of the 1996 fiscal year was approximately $110,000, as compared with approximately
$98,000 as of the end of the preceding fiscal year.

     No part of the backlog of either business is seasonal, and all backlog is expected to be shipped within the current fiscal year. Backlog varies according to business conditions within the industry for both businesses.

Competition.

     All aspects of the Company's business are highly competitive. The Company believes there are between six and eight principal competitors in its cryogenic valve business. Goddard Valve competes on the basis of product performance and dependability. The Company believes that its competitive position within that industry has improved during the past couple of years, although there can be no assurance that that situation will continue.

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

Research and Development.

     During the last fiscal year, the Company spent approximately $175,000 and had seven employees working full or part time on Company-sponsored research and development, all of which was spent on cryogenic valve development. During the previous year the Company spent approximately $138,000 for research and development. This increase reflected the effort on development of valves for the cryogenic business.
                            -4-
     The Company has obtained a number of patents and has additional patent applications pending with respect to certain of the products of its cryogenic valve subsidiary. There can be no assurance that any of the pending patent applications will be granted or that existing patents will be enforceable. While the Company believes the patents have value, it believes that the success of the cryogenic valve subsidiary depends more upon the technical competence and manufacturing skills of its employees than upon patents.

Employees.

     The Company employs approximately 50 people, of whom 45 are full-time.

ITEM 2.  Properties.

     The Company's executive offices and the business of both the cryogenic valve subsidiary and the plumbing products subsidiary are located at 703-705 Plantation Street, Worcester, Massachusetts in a building on a main thoroughfare owned by Goddard Valve. The building is a one-story masonry building erected in 1961, containing 27,000 square feet. It is owned by Goddard Valve. The Company anticipates that as a result of the growth of both divisions over the past couple of years, it will be necessary to acquire approximately 10,000 additional square feet of warehouse and manufacturing space for its business. It is presently contemplated that this will be done by an addition to the existing building in the near future. With that addition, the facility should be adequate to meet Company needs.

     The Company believes that its existing facilities and equipment are well maintained and in good operating condition.

ITEM 3.  Legal Proceedings.

     In 1987, the Company notified the Massachusetts
Department of Environmental Protection ("DEP") of the fact that an environmental site assessment performed at its facility at 705 Plantation Street, Worcester for a proposed bank financing had revealed that there may have been a release or threat of release of oil or hazardous materials.
In 1989, the DEP designated the site as a disposal site under the Massachusetts Oil and Hazardous Material Release,
Prevention and Response Act (popularly known as Chapter
21E).  In 1991, the Company submitted a Phase One Limited
Site Investigation report to DEP. The site has been designated as a Tier 1C Site under the Massachusetts
Contingency Plan and further site investigation is required to be performed.

     Separately, in  1990, the Town of Shrewsbury commenced
a lawsuit against the Company and Neles-Jamesbury, Inc. in
Massachusetts Superior Court, alleging that they had caused
Shrewsbury to incur response costs for assessment,
containment and removal of oil and hazardous materials in
relation to the town's Home Farm water wells.  Shrewsbury
sought damages for environmental response costs and
injunctive relief.  The Company filed an answer generally
denying the allegations and joined eight other businesses
located in the same industrial park area as third-party
defendants.   During 1992-93 some but not all counts of
Shrewsbury's complaint were dismissed.

     The Company gave notice to its comprehensive general liability insurance carriers of the DEP claim and the Shrewsbury litigation and asked the carriers to defend and indemnify the Company against the claims. One of the carriers, St. Paul Fire and Marine Insurance Co., assumed primary responsibility for the defense of the litigation and two other carriers agreed to each pay a portion of defense costs, while reserving their right to contest coverage under the policies. In 1992, St. Paul filed suit in the Federal District Court of Massachusetts for a declaratory judgment that it had no duty to defend or indemnify the Company under its liability policies. That suit was dismissed without prejudice pending disposition of the Town of Shrewsbury litigation.

     In January 1997 the Company and five of the other defendants reached a settlement of the Shrewsbury litigation with the Town of Shrewsbury. The Company agreed to pay a total of $750,000 by March 31, 1997 as its share of the settlement, and other defendants agreed to pay additional amounts. In addition, the Company reached an agreement with its three insurance carriers. In exchange for a release of certain further claims, they will pay a total of $715,000 of the $750,000 amount Goddard is obligated to pay the Town of Shrewsbury. One of the insurance carriers has also agreed to pay $70,000 in full settlement of any claim for insurance coverage with respect to the Company's facility, to be used as the Company determines in defense of the DEP proceeding.

ITEM 4.  Submission of Matters to a Vote of Security
Holders.

     No matters were submitted to the stockholders of the Company during the fourth quarter of the 1996 fiscal year.

                                    PART II
ITEM 5.   Market for Registrant's Common Equity and Related
Stockholder
Matters.

     The Company's Common Stock is traded in the over-the-counter market in the "pink sheets". As of December 13, 1996, there were 911 holders of the Company's Common Stock. The quarterly high and low bid prices of the Company's Common Stock for the two fiscal years ending September 30, 1995 and September 28, 1996 are set forth below. Prices are based upon quotations from the National Quotation Bureau, Inc.

                           FISCAL 1995 BID PRICES
                                              High
Low

             Quarter Ending:  12/31/94       $.310
$.250
                               3/31/95       $.310
$.180
                               6/30/95       $.250
$.220
                               9/30/95       $.625
$.250


                           FISCAL 1996 BID PRICES
                                              High
Low

             Quarter Ending:  12/31/95     $  .937        $
 .312
                               3/31/96       1.000
 .531
                               6/30/96       1.000
 .812
                               9/28/96       1.250
 .812

     The Company has never declared a cash dividend, although it has declared stock dividends from time to time.

ITEM 6.     Management's Discussion and Analysis or Plan of
Operation.

Results of Operations - 1996 Compared to 1995

     Consolidated sales for fiscal 1996 were a record $8,300,000. This was a 22.6% increase over consolidated sales in fiscal 1995. The 34% increase in sales in the Valve division resulted from substantially larger orders for both standard and newly designed product lines. The 8.5% increase in Webstone division revenues resulted from larger orders in a newly acquired faucet line and from an increased market share of standard catalog items. At year-end, the backlog of orders in the Valve division was approximately 2 times higher than it was at last year-end.

     The Company's gross profit margins increased slightly to 36.4% from 35.8%, reflecting the efficiencies resulting from increased sales volume, while sales and administrative expenses declined as a percentage of sales from 23.8% to 22.0% for the same reason.

     Interest expense declined 32.1% for fiscal 1996 as a result of lower interest rates and somewhat lower borrowing levels.

     As a result of the above, the Company's net income increased 59.3% to $685,000 ($.33 per share), compared to $430,000 ($.21 per share) in fiscal 1995.

Results of Operations - 1995 Compared to 1994

     Consolidated sales for fiscal 1995 were a record $6,771,000, a 34.8% increase compared to 1994 sales of $5,024,000. The sales increase was shared by the Valve and Webstone divisions, both of which met their early sales forecasts for fiscal 1995. Sales increases in the Valve division reflected an increased level of orders for more sophisticated, higher priced products. Sales increases in the Webstone division reflected increased orders from geographic areas not previously serviced and the replacement of some less productive sales representatives with new, more productive ones. At the end of the fiscal year the order backlog was higher in both divisions compared to the previous year.

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

Liquidity and Capital Resources

     Historically, the Company has funded operations primarily through earnings and bank borrowings. At
September 28, 1996, the Company had working capital of approximately $3,679,000, including $66,000 in cash. The
Company also had a line of credit of $1,750,000 with The
First National Bank of Boston collateralized by substantially all of the assets of the Company. On
September 28, 1996, approximately $884,000 had been drawn under that line of credit, which bears interest at a rate equal to the bank's prime rate plus 3/4 of 1%.

     During fiscal 1996, the operations of the Company produced $417,000 of cash. The major sources of cash were net income ($685,000), accrued environmental settlement
($795,000), depreciation ($208,000), and increases in accrued expenses ($143,000). Principal uses of cash were the other receivables related to the environmental costs
($785,000), additional investment in inventories ($401,000) and increased accounts receivable ($181,000).

     During fiscal 1996, the Company used approximately
$140,000 in investment activities for the purchase of machinery and equipment, compared to $132,000 in the prior year. Financing activities consumed approximately $287,000 as the Company paid down long term debt.

     The Company plans to add an additional 10,000 square feet of manufacturing and warehouse space to the rear of its existing building in Worcester and to finance the addition using moneys available under the First National Bank of Boston line of credit. After the use of a portion of the line of credit for that purpose, the Company believes that the remaining amounts available under line of credit should still provide sufficient liquidity to handle the normal working capital requirements of its present business, although there can be no assurance that that will be the case.

The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

As more fully described under Item 3 and in Note 8 to the financial statements, the Company has been a party to two lawsuits and an administrative proceeding relating to environmental matters. In January, 1997, the Company reached a settlement with the Town of Shrewsbury and the other defendants and third party defendants in the Shrewsbury litigation under which it is obligated to pay $750,000 by March 31, 1997. However, under settlements reached with its insurers, those insurers will pay $715,000 of that total. The Company expects that it will have to pay at least $45,000 for additional testing in connection with the DEP proceeding. One of the insurers will also pay the Company $70,000 for a release of any further Company claim against it related to that proceeding. Based upon presently available information, the Company does not anticipate that the resolution of all previously pending environmental matters will have a material adverse affect on the Company's financial resources.

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

                             PART III

ITEM 9.     Directors, Executive Officers, Promoters and
Control
            Persons; Compliance With Section 16(a) of the
Exchange Act.

Information As To Officers, Directors and Beneficial Owners

     The following table sets forth certain information, as of November 30, 1996, with respect to each director, all officers and directors as a group (6 persons) and each person owning five percent or more of the Company's Common Stock. This table is based on information furnished by such persons.

                                    Number of
                                    Shares of
                                    Common Stock
Year Term
Name, Age and Principal   Director  Beneficially
Percent  Would
Occupation                Since     Owned (1)         of
Expire
                                                      Class
and Class

Dr. Jacky Knopp, Jr., 74   1972      77,000 (2)        3.8%
1999
President, Crosby Research
Class 3
Associates
(marketing and management
consultants)
211 Delamere Road, Buffalo, NY;
Account Executive, Moors &
Cabot, Inc.
(stock brokerage firm)
4575 Main Street, Amherst, NY;
Professor Emeritus of Canisius
College,
Buffalo, NY

Saul I. Reck, 78           1959     321,955 (3)       15.2%
1997
President of the Company
Class 1

Lyle E. Wimmergren, 65     1978       5,000 (4)        *
1998
Professor Emeritus of
Class 2
Management
Worcester Polytechnic Institute
55 Liberty Hill Road, Henniker,
NH

Robert E. Humphreys, 54    1997      457,950 (5)       22.5%
1998
President of Antigen Express,
Class 2
Inc., a company focused on
creating drugs for auto-immune
diseases, August 1995-present;
Professor and Interim Chair,
Department of Pharmacology,
University of Massachusetts
Medical School prior to August
1995
64 Alcott Street, Acton, MA

All executive officers and  --       939,805 (6)       44.4%
--
directors as a group
(6 persons)
                            -10-
Joseph A. Lalli            --        183,550 (7)        9.0%
--
6 Middlemont Way, Stow, MA

*Less than one percent
     (1) Unless otherwise noted, each person identified possesses sole voting and investment power.
     (2) Includes 36,000 shares owned Dr. Knopp's wife, as to which he disclaims beneficial interest, and an option to acquire
            5,000 shares held by Dr. Knopp.
     (3) Includes 5,250 shares held by Mr. Reck's wife, as to which he disclaims beneficial interest. Also includes an option
            to purchase 75,000 shares held by Mr. Reck.
     (4) Consists of option to acquire 5,000 shares held by Mr.
            Wimmergren.
     (5)    Includes 217,650 shares as to which Mr.
Humphreys has sole
            voting and dispositive power and 225,300 shares as to which
            Mr. Humphreys' shares voting and dispositive power by virtue of a power of attorney over the investment accounts of seven persons. Mr. Humphreys and certain other persons, acting as a group, beneficially own an aggregate of 457,950 shares.
     (6)    In addition to the matters noted above in (2)-
(5), includes
            19,900 shares owned by an executive officer jointly with his wife and options on 10,000 shares held by the officer.
     (7)    Mr. Lalli has reported to the Company that a
Schedule 13D,
            Amendment No. 6, was filed with the Securities and Exchange
            Commission indicating that he has sole voting and
            dispositive power of 154,050 shares and shared voting and
            dispositive power with his wife of 29,500 shares.

     All of the directors other than Mr. Humphreys have had the same principal occupation for the last five years, except that the Amherst, New York office of Moors & Cabot,
Inc. at which Dr. Knopp is an account executive was previously owned by other brokerage firms, and each of Dr.
Knopp and Mr. Wimmergren has become a professor emeritus at his institution. Saul I. Reck is the father of Joel M.
Reck, Clerk of the Company.

     The Board of Directors of the Company held three meetings during the fiscal year ended September 28, 1996.
Each present director attended at least 75% of the meetings of the Board of Directors and of all committees of which he was a member.

     The Board of Directors has an Audit Committee and a Compensation Committee, both composed of Dr. Knopp and Mr. Wimmergren. The Audit Committee, which met twice during the last fiscal year, is charged with recommending to the Board of Directors retention of a firm of independent accountants and with reviewing the Company's internal audit and accounting controls, the report of the independent accountants and the financial statements of the Company.
The Compensation Committee, which met twice during the last fiscal year, is responsible for recommending salary and bonus levels of officers and key employees. There is no Nominating Committee of the Board of Directors. The Board of Directors as a whole will consider nominees for director submitted to it in writing by any shareholder.



                               -11-


Executive Officers of the Company.

          The executive officers of the Company are as follows:

Name                 Age          Position          Officer
Since

Saul I. Reck         78     Chairman of the Board       1959
                            President and Treasurer

Donald R. Nelson     61     Vice President              1973

     The term of office for all officers is from one annual meeting of the Board of Directors to the next, subject to the right of the Board of Directors to remove an officer at any time, subject to the provisions of Mr. Reck's Employment Agreement described under item 10 below.

     Saul I. Reck and Donald R. Nelson have been employed by the Company in the above-described capacities for more than five years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section
16(a) filing requirements applicable to them during the Company's fiscal year ended September 28, 1996, except that in January 1997 Messrs. Nelson, Wimmergren and Knopp filed
Form 4s reflecting the grant of options for the purchase of shares of Common Stock to them on December 17, 1995.


ITEM 10.    Executive Compensation.
                      SUMMARY COMPENSATION TABLE
                                                    Annual
Compensation


Other Annual
Name and      Fiscal Year      Salary       Bonus (1)
Compensation

(2)
Principal       Ended           ($)           ($)
($)
Position

Saul I. Reck    9/28/96       $115,000      $108,700
$10,000
   President &  9/30/95        115,000        55,000
10,000
   Treasurer    10/1/94        115,000          0
10,000

     (1) Under the terms of his Employment Agreement with the Company described below, Mr. Reck is entitled to receive a bonus equal to 10% of the amount by which Company pre-tax profits exceed specified base amounts.
                             -12-
     (2) Consists of cash payments to Mr. Reck to be used for purchase of retirement benefits.

     The following table shows information concerning the exercise of stock options during fiscal 1996 and the fiscal year-end value of unexeercised options and stock appreciation rights.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                   FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                         Number of
Value of
                                         Securities
Unexercised
                                         Underlying
In-the Money
                                         Unexercised
Options/SARs at
                                        Options/SARs
9/28/96
                   Shares                  9/28/96
                  Acquired
                 on Exercise    Value    Exercisable
Exercisable
                             Realized
Name               (#)           ($)         (#)
($)

Saul I.             --          --          75,000
$65,625
Reck

     Under an Employment Agreement with Saul I. Reck entered into in 1989, as amended in 1992 and again in 1994, Mr. Reck has agreed to be employed by the Company as Chairman of the Board and President on a full time basis. Mr. Reck received a base salary of $115,000 in fiscal 1996, plus $10,000 to be used to purchase a retirement benefit. In addition, Mr. Reck receives a bonus equal to 10% of the amount by which the Company's pre-tax profits exceed a base amount. After he retires, Mr. Reck will be entitled to receive an unfunded annuity of $60,000 per year for his life and his surviving spouse will be entitled to an annuity of $30,000 per year for life, with both amounts payable under these annuities subject to adjustment based upon cost of living increases after October 1, 1993.

Compensation of Directors

     Each director who is not also an officer or employee of the Company receives a base fee of $2,400 per year. Each director who is not also an officer or employee of the Company and who lives in the greater Worcester area receives $500 for each directors meeting he attends. Each director who is not also an officer or employee of the Company and who lives outside the greater Worcester area receives $600 for each such meeting, plus travel expenses to and from Worcester. No extra compensation is paid for attendance at meetings of committees. All non-employee directors as a group were paid $10,200 for services rendered during fiscal year 1996. During fiscal 1996, options to purchase 5,000 shares of Common Stock were granted to each of the Company's then non-employee directors, including Messrs. Knopp and Wimmergren.





                             -13-


     The Board of Directors has a Severance Compensation Plan for certain officers and all directors in the event that there is a "change in control" of the Company not approved by the Board of Directors resulting in the termination of employment or reduction in the duties and responsibilities of the President, Vice-Presidents and Treasurer (as determined by the Board of Directors) and/or a termination of service as director of the Company. The plan provides that such President, Vice Presidents and Treasurer will continue to receive the compensation being paid to them at the time of the termination or change in the nature of employment, for a period of five years following such termination or change, and the non-employee directors will continue to receive directors' fees of $500 or $600 per fiscal quarter, depending on whether or not the director lives in the greater Worcester area, for such five year period. At the current rate of compensation this would entail an aggregate payment of $1,668,500 to the executive officers as a group and a payment of $34,000 to the non-employee directors as a group.


ITEM 11. Security Ownership of Certain Beneficial Owners and
            Management.

     Information concerning security ownership of certain beneficial owners and management required by this Item 11 is hereby incorporated by reference to the information contained under the heading "Information As To Officers, Directors and Beneficial Owners" in Item 9 above

ITEM 12.    Certain Relationships and Related Transactions.

     None.

ITEM 13.    Exhibits and Reports on Form 8-K.

(a)(1)            Financial Statements.

1.    Report of Greenberg, Rosenblatt, Kull & Bitsoli, P.C.
dated
      November 19, 1996 and January 31, 1997. (See page 18 hereof.)

2. Consolidated Balance Sheet as of September 28, 1996 and September
      30, 1995.  (See page 19 hereof.)

3. Consolidated Statement of Income for the fifty-two weeks ended
      September 28, 1996, the fifty-two weeks ended
September 30, 1995
      and fifty-two weeks ended October 1, 1994.  (See page
20 hereof.)

4. Consolidated Statement of Stockholders' Equity for the fifty-two weeks ended September 28, 1996, the fifty-two weeks ended
      September 30, 1995 and fifty-two weeks ended October
1, 1994.
      (See page 21 hereof.)

5. Consolidated Statement of Cash Flows for the fifty-two weeks ended
      September 28, 1996, the fifty-two weeks ended
September 30, 1995
      and fifty-two weeks ended October 1, 1994.  (See page
22 hereof.)

6. Notes to the Consolidated Financial Statements. (See pages
      23 to 33 hereof.)

(a)(2)      Exhibits.

                            -14-


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

     (4)   Instruments Defining the Rights of Security
Holders:

           (a)   Specimen certificate of common stock.
(Filed as
           Exhibit 4(a) of Registration Statement on Form S-
1
           Registration No. 2-16854 of Reva Enterprises,
Inc., now
           Goddard Industries, Inc.))*

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

                               -15-
      (c) Unlimited guaranty to the Bank by the Company of the
            obligations of the subsidiaries to the Bank.
(Filed as
            Exhibit 10(v) to the Company's Form 10-Q for the quarter
            ended March 31, 1991.)*

      (d)   Letter agreement between the Company's
subsidiaries and the
            Bank dated April 27, 1992 modifying banking arrangements.
            (Filed as Exhibit (10) to the company's Form 10-
Q for the
            quarter ended June 30, 1992.)*

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

      (g) Adoption Agreement (Non-Standardized Code 401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*
      (h)   Employee Stock Purchase Plan dated December 9,
1993.
            (Filed as Exhibit 10(h) to the Company's Form 10-
KSB for
            the fiscal year ended October 1, 1994.)*

      (i) (A) Settlement Agreement and Release between the Company, and St. Paul Fire and Marine Insurance Company dated July,
            1996.

            (B) Amendment to Settle Agreement and Release executed
            December 3, 1996.

      (j) Form of Settlement Agreement and Release between the
            Company, and Gibralter Casualty Company dated
January 31,
            1997.

      (k) Form of Settlement Agreement and Release between the
            Company and Lexington Insurance Company dated
            January 31, 1997.

      (l)   Form of Settlement Agreement among the Town of
Shrewsbury,
            the Company and certain defendants and third-party
            defendants dated January 31, 1997.

(11)  Statement Re Computation of Per Share Earnings.  The
Statement Re
      Computation of Per Share Earnings is set forth in Note
14 to the
      Company's Consolidated Financial Statements.

(21) Subsidiaries of the Registrant. (Filed as Exhibit 22 to the
      Company's Form 10-K for the fiscal year ended
September 30,
      1989.)*
                            -16-


(27) Financial Statement Schedule.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended September 28, 1996.




______________________

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

GODDARD INDUSTRIES, INC.



Dated:  January 31, 1997                   By: /s/   Saul I.
Reck
                                              Saul I. Reck,
President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE
DATE

/s/ Saul I. Reck         Director, Principal Executive
January 31, 1997
Saul I. Reck             Officer, Principal Financing
                         Officer and Principal Accounting
                         Officer

/s/ Jacky Knopp, Jr.     Director
January 31, 1997
Jacky Knopp, Jr.

/s/ Lyle Wimmergren      Director
January 31, 1997
Lyle Wimmergren




_________________________Director
  Robert E. Humphreys







                              -17-


GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995



                      Independent Auditors' Report



The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of September 28, 1996 and September 30, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goddard Industries, Inc. and Subsidiaries as of September 28, 1996 and September 30, 1995 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 28, 1996, in accordance with generally accepted accounting principles.





                             /s/  GREENBERG, ROSENBLATT,
KULL & BITSOLI, P.C.

Worcester, Massachusetts
November 19, 1996, except for Note 8,
as to which the date is January 31, 1997








                                -18-
                        GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 28, 1996 AND SEPTEMBER 30,
1995

                                                     1996
1995
                        ASSETS (All pledged, Note 4)
Current assets:
   Cash                                           $  65,951
$   74,937
   Accounts receivable (less allowance for doubtful
   accounts of $27,600 in 1996 and $28,600 in
   1995)                                          1,154,871
973,477
   Other receivable (Note 8)                       785,000
-
   Inventories (Note 2)                           3,312,449
2,911,234
   Prepaid expenses                                  33,809
23,018
   Deferred income taxes (Note 7)                    82,000
56,000
      Total current assets                        5,434,080
4,038.666

Property, plant and equipment (Note 3)            1,052,566
950,734

Other assets:
   Excess of cost of investment in subsidiaries over
     equity in net assets acquired (less accumulated
     amortization of $121,905 in 1996 and
     $118,149 in 1995)                                18,380
22,136
   Deferred income taxes (Note 7)                    167,000
139,000
     Total other assets                              185,380
161,136

Total assets                                      $6,672,026
$5,150,536

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 4)$     51,000
$  109,191
   Accounts payable                                  317,321
305,655
   Accrued expenses                                  399,861
256,631
   Accrued environmental costs (Note 8)              795,000
-
   Income taxes payable                              191,771
222,626
      Total current liabilities                    1,754,953
894,103

Long-term debt (Note 4)                            1,026,398
1,092,503

Deferred compensation (Note 9)                       551,000
513,000

Shareholders' equity:  (Notes 5 and 13)
   Common stock - par value $.01 per share;
      authorized 3,000,000 shares, issued and
      outstanding 2,040,129 shares in 1996 and
      2,032,804 in 1995                               20,401
20,328
   Additional paid in capital                        399,353
395,763
   Retained earnings (Note 4)                      2,919,921
2,234,839
      Total shareholders' equity                   3,339,675
2,650,930

Total liabilities and shareholders' equity        $6,672,026
$5,150,536

The accompanying notes are an integral part of the consolidate financial statements.



                           -19-
                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                       YEARS ENDED SEPTEMBER 28, 1996,
                    SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                                      1996         1995
1994

Sales                            $8,300,167    $6,770,841
$5,023,858

Cost of sales (Note 10)           5,280,654     4,343,329
3,326,064

     Gross profit                 3,019,513     2,427,512
1,697,794

Selling and administrative expenses
     (Notes 8, 11 and 12)         1,822,502     1,614,656
1,443,436

     Operating profit             1,197,011       812,856
254,358

Other income (expense):
     Interest expense              (102,529)     (151,009)
(91,491)
     Other income                    55,600        47,241
24,273

        Total other income (expense)(46,929)     (103,768)
(67,218)

Income before income taxes        1,150,082       709,088
187,140

Income taxes (benefit): Note (7)
   Current                          519,000       296,000
85,000
   Deferred                         (54,000)      (17,000)
(16,000)

      Total income taxes            465,000       279,000
69,000


Net income                       $  685,082   $   430,088
$  118,140

Net income per share:  (Note 14)
      Primary                    $     0.33   $      0.21
$     0.06
      Fully diluted              $     0.32   $      0.21
$     0.06



            The accompanying notes are an integral part
               of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY
                      YEARS ENDED SEPTEMBER 28,1 996
                   SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                 Shares of             Additional
                 common     Common       paid-in
Retained
                  stock      stock       capital
earnings      Total

Balance at
 October 2, 1993  2,030,698  $20,307  $ 394,862   $1,686,611
$2,101,780

 Net income             -        -          -        118,140
118,140

  Stock issued under
  employee stock
  purchase plan
   (Note 13)          2,106       21        901           -
922

Balance at
 October 1, 1994  2,032,804   20,328    395,763    1,804,751
2,220,842

   Net income           -        -          -        430,088
430,088

Balance at
September 30,1995 2,032,804   20,328    395,763    2,234,839
2,650,930

   Net income           -        -          -        685,082
685,082

  Stock issued under
  employee stock
  purchase plant
  (Note 13)           7,325       73      3,590          -
3,663

Balance at
   September 28,  2,040,129  $20,401   $399,353   $2,919,921
$3,339,675
     1996


            The accompanying notes are an integral part
             of the consolidated financial statements

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 28, 1996,
                  SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                                            1996        1995
1994
Operating activities:
  Net income                           $ 685,082   $ 430,088
118,140
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization       207,740     205,708
197,200
     Provision for losses on accounts     (1,000)     12,000
15,621
           receivable
    Changes in assets and liabilities:
        Accounts receivable             (180,394)
(235,272)   (99,859)
        Other receivables               (785,000)        -
-
        Inventories                     (401,215)
(333,017)  (663,121)
        Prepaid expenses and other       (10,790)     52,098
(53,784)
        Accounts payable                  11,666
(68,768)   265,817
        Accrued expenses                 143,230      99,484
(48,962)
        Accrued environmental costs      795,000         -
-
        Income taxes payable             (30,855)    222,626
(27,214)
        Deferred income taxes            (54,000)
(17,000)   (16,000)
        Deferred compensation             38,000      38,000
68,106

           Net cash provided by (used in)
              operating activities       417,464     405,947
(244,056)

Investing activities:
  Property, plant and equipment         (139,817)
(131,717)  (133,364)
      additions

Financing activities:
  Proceeds from long-term debt         2,900,000   1,909,000
1,740,003
  Repayments of long-term debt       (3,190,296) (2,170,927)
(1,420,459)
  Issuance of common stock                3,663         -
922

          Net cash provided by (used in)
             financing activities      (286,633)   (261,927)
320,466

Net increase (decrease) in cash          (8,986)     12,303
(56,954)

Cash - beginning                        74,937       62,634
119,588

Cash - ending                     $     65,951   $   74,937
$    62,634


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the year:
   Interest                       $   105,108    $  150,069
$    83,543

   Income taxes                   $   549,855    $   46,945
$   164,980

                The accompanying notes are an integral part
                  of the consolidated financial statements

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
    SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1,
1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation:
       The consolidated financial statements include the accounts of
       Goddard Industries, Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     Fiscal year:
       The Company's fiscal year ends on the Saturday nearest to
       September 30.  The years ended September 28, 1996,
September 30,
       1995 and October 1, 1994 each contain 52 weeks.

     Inventories:
       Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Property, Plant and Equipment:
       Property, plant and equipment are carried at cost and depreciated using the straight - line method over the following estimated useful lives:

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

     Estimates:
        The preparation of financial statements inconformity with
        generally accepted accounting principles requires the company management to make estimates and assumptions that affect certain reported amounts and disclosures. Although these estimates are based on management's knowledge of current events and actions to be undertaken in the future, they may differ from actual
        results.

                     GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
        SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER
1, 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Forward Exchange Contracts:
        The Company periodically enters into forward exchange contracts in foreign currencies to hedge against anticipated foreign currency commitments with respect to inventory purchases. The gains or losses on these contracts are included as part of the inventory costs.

(2)  INVENTORIES

     Inventories consist of the following:

                                              1996
1995

              Finished goods             $3,003,898
$2,705,283
              Work in process                21,687
11,003
              Raw materials                 286,864
194,948

                                         $3,312,449
$2,911,234

(3)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                              1996
1995

              Land                      $    12,865     $
12,865
              Building and improvements     665,658
651,344
              Machinery, equipment and    2,821,028
2,543,826
                    tools
              Office equipment and         142,267
127,966
                    fixtures
                                          3,641,818
3,336,001
              Accumulated depreciation   (2,589,252)
(2,385,267)

                                         $1,052,566     $
950,734

     Depreciation expense charged to income was $203,984, $201,952 and
     $193,443 in 1996, 1995 and 1994, respectively.

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1,
1994

(4)   LONG-TERM DEBT
      Long-term debt consists of the following:
                                                   1996
1995
        Revolving line of credit of $1,750,000 of
        which a maximum of $300,000 may be used for
        letters of credit, due to expire March 31
        1998.  Advances are limited by a formula
        applied to eligible receivables and inventory
        and are secured by all assets of the Company.
        The agreement carries interest at the bank's
        prime rate plus 3/4% (9.0% and 9.5% for 1996 and
        1995 respectively) and provides for a commitment
        fee of 1/2% of any unused balance.       $884,503
$1,057,503

        Capital lease obligation, payments of $5,273
        per month including interest at 9%,       157,895
-
             due in 1999

        Notes due 1998, unsecured, interest payable
        monthly at 10%, due to related parties.    35,000
35,000

        Term note repaid in 1996                      -
35,360

        Capital lease obligations repaid in           -
73,831
                                                1,077,398
1,201,694
     Current maturities                            51,000
109,191

                                                1,026,398
1,092,503

     Minimum estimated principal payments are as follows:
                  1997                 $51,000
                  1998                 976,000
                  1999                  50,398

                                    $1,077.398

     The above principal payments include amounts due under the capital lease obligation of $63,000 in 1997 and 1998 and $53,300 in 1999, including amounts representing interest of $21,400.

     The Company entered into the above reference lease agreements for certain machinery and equipment. Assets directly financed through leases totaling $166,000 for 1996 and $248,000 for 1995
are
     included in property plant and equipment. Amortization of these assets totaling $8,300 in 1996, $24,864 in 1995 and
$21,280 in
     1994, is included in depreciation expense and accumulated
     depreciation.

     Under the revolving line of credit and term note agreements, the
     Company is subject to a number of convenants, the most restrictive of which relate to maintenance of minimum working capital, tangible net worth, and profitability levels. These agreements also restrict payment of cash dividends to 10% of the immediately preceding year's net income which represents unrestricted
     consolidated retained earnings.
                             -25-
                     GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                     NOTES TO CONSOLIDATE FINANCIAL
STATEMENTS
          SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER
1, 1994

(5)  COMMON STOCK OPTIONS

     In 1989 the Company granted options to its chairman for
75,000
     shares of common stock. In 1996 the Company granted options for
     5,000 shares to each non-employee director and in varying amounts to certain employees, for an aggregate of 30,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is between five and ten years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996:

        Dividend yield                        None
        Expected volatility                   62.12%
        Risk free interest rate                6.12%
        Expected lives                         5 years

     A summary of the status of the Company's outstanding options as of
     September 28, 1996, September 30, 1995 and October 1,
1994 and the
     changes during the years ending on those date is presented below:

                September 28, 1996  September 30, 1995
October 1, 1994

                        Weighted-           Weighted-
Weighted-
                         Average             Average
Average
                        Exercise            Exercise
Exercise
                     Shares   Price     Shares   Price
Shares   Price
Outstanding at beginning
   of years:         75,000   $.25      75,000   $.25
85,000   $.32
  Granted            30,000   $.50         -       -
-       -
  Exercised             -       -          -       -
-       -
  Forfeited             -       -          -       -
(10,000)  $.84

Outstanding at end
  of year:          105,000   $.32      75,000   $.25
75,000   $.25

Options exerciseable
  at year end       105,000             75,000
75,000

Weighted average fair
  value of options
  granted during
  the year            $.28              $  -              $
-









                                -26-

              GODDARD INDUSTRIES INC AND SUBSIDIARIES
              NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
       SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1,
1994

(5)  COMMON STOCK OPTIONS (continued)

     The following summarizes information about fixed stock options outstanding at September 28, 1996:

                             Options Outstanding     Options
Exercisable
                                 Weighted-
                             Average      Weighted
Weighted
                 Number      Remaining    Average     Number
Average
Exercise     Outstanding   Contractual   Exercise
Exercisable  Exercise
Price        at 9/28/96       Life          Price    at
9/28/96   Price

$.25          75,000        3.25 years     $.25      75,000
$.25

$.50          30,000        4.25 years     $.50      30,000
$.50

             105,000                                105,000

     The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized.
     Had compensation costs been determined on the basis of FASB
     Statement 123 in 1996, net income would have been reduced to
     $680,065 which would have decreased primary net income per share by
     $.01 and would have had no affect on fully diluted net income per share.

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying value of long term debt
     approximate fair value since the rates and terms of these
     instruments are substantially equivalent to those the Company would offer or obtain at the balance sheet date.

(7)  INCOME TAXES

     The following is a reconciliation of income tax expense computed at the Federal statutory income tax rate to the provision for income taxes:

                                      1996           1995
1994

     Federal income taxes at
      the statutory rate          $ 391,000      $241,000
$ 66,500
     State income taxes net of
      federal income tax benefit     72,100        44,000
9,200
     Surtax exemption                  -             -
(10,100)
     Nondeductible expenses           5,500         4,900
3,400
       Other                         (3,600)      (10,900)
-

     Income taxes                 $ 465,000      $279,000
$ 69,000


                                 -27-
                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER
1, 1994

(7)  INCOME TAXES (continued)

     The provision for income taxes is summarized as follows:

                                   1996           1995
1994
     Current:
       Federal               $  400,000      $  227,000    $
62,500
       State                    119,000          69,000
22,500
                                519,000         296,000
85,000

     Deferred:
       Federal                  (42,000)        (12,800)
(12,300)
       State                    (12,000)         (4,200)
(3,700)
                                (54,000)        (17,000)
(16,000)

                             $  465,000      $  279,000
$  69,000

     The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets totaling
     $249,000 at September 28, 1996 and $195,000 at
September 30, 1995
     are as follows:

                                                  1996
1995
     Deferred tax assets:
       Deferred compensation                 $ 220,400     $
205,200
       Inventory valuation                      60,800
39,000
       Accrued salaries                          6,200
5,800
       Environmental settlement                  4,000
-
       Bad debts                                11,000
11,000

       Total gross deferred tax assets         302,400
261,000

     Deferred tax liabilities:
       Depreciation                             53,400
66,000

         Net deferred income tax assets      $ 249,000     $
195,000

     Management does not believe that any valuation allowance is necessary.

(8)  ENVIRONMENTAL MATTERS

     The Company is involved in the following environmental matters:

     Shrewsbury matter:
       In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in Massachusetts Superior Court against the Company and another Corporation, Neles-Jamesbury, alleging that they had caused the Town to incur response costs for assessment,
       containment, and removal of oil and hazardous materials in relation to the Town's Home Farm water wells.  The
Town sought
       damages for environmental response costs and injunctive relief.
       The Company filed an answer generally denying the allegations and joined, as third party defendants, eight other

                                -28-
                    GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
           SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND
OCTOBER 1, 1994

(8)  ENVIRONMENTAL MATTERS (continued)

       businesses located in the same industrial park area.
During 1992
       and 1993 some, but not all, counts of the Shrewsbury complaint were dismissed. The Company gave notice to its comprehensive general liability insurance carriers of the Shrewsbury litigation and the DEP claim (see below) and asked the carriers to defend and indemnify the Company against the claims. One of the
       carriers, St. Paul Fire and Marine Insurance Co., assumed primary responsibility for the defense of the litigation on behalf of all of the carriers while reserving their right to contest coverage under the policies. In 1992, St. Paul filed suit in the Federal
       District court of Massachusetts for a declaratory judgment that it had no duty to defend or indemnify the Company under its liability policies. That suit was dismissed without prejudice pending disposition of the Town of Shrewsbury litigation.

       In January 1997, the Company and five of the other defendants reached a settlement of the Shrewsbury litigation with the Town of Shrewsbury. The Company agreed to pay a total of $750,000 by
       March 31, 1997 as its share of the settlement, and other
       defendants agreed to pay additional amounts. In addition, the
       Company reached an agreement with its three insurance carriers.
       In exchange for a release of certain claims, they will pay a total of $715,000 of the $750,000 amount the Company
       is obligated to pay the Town of Shrewsbury.

     DEP matter:
       In connection with a proposed bank financing in 1987, the Company retained an environmental engineering firm to perform a site assessment at its corporated headquarters. The results of that assessment revealed that there may have been a release or threat of release of oil or hazardous materials and that an off-site source may be introducing the contaminants. As required by law, the Company notified the Massachusetts Department of Environmental Protection (DEP). In 1989 the DEP
designated the
       site as a priority disposal site.  A Phase One
Limited Site
       Investigation report has been submitted to the DEP.
In 1995, the
       Company received a Tier I Transition Classification and Permit
       Statement Cover Letter designating the site as a Tier
IC Site
       under the Massachusetts Contingency Plan. Under DEP regulations, the Company must complete further site investigation by November
       1997.

       One of the Company's insurance carriers has agreed to pay the
       Company $70,000 to be used as the Company determines in defense of the DEP proceeding in exchange for a release of any further claim with respect to this matter. In addition, environmental engineers employed by the Company estimate that the required remediation costs will be a minimum of $45,000.

   In the accompanying financial statements other receivables represents amounts due from insurance carriers with respect to the above environmental matters and accrued environmental costs represents amounts due the Town of Shrewsbury and the minimum estimated remediation costs related to the DEP matter. The net amount
   ($10,000) is reported in selling and administrative expense.

(9)  COMMITMENTS AND CONTINGENCIES

     Employment Agreements:
        The Company extended, on a year to year basis, the employment agreement with its President and Chairman of the Board. In connection with the contract, the President is entitled to incentive compensation equal to 10% of pretax earnings exceeding
        $200,000. Upon his retirement, the Company must pay an annuity which is being amortized over the period of the employment contract. Accordingly $38,000 has been charged to operations in
        1996 and 1995, and $68,106 in 1994.

                    GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL
STATEMENTS
          SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER
1, 1994

(9)  COMMITMENTS AND CONTINGENCIES (continued)

       The Company has employment agreements with certain key executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of
       Directors. Compensation which might be payable under these agreements has been reflected in the consolidated financial statements of the Company as of September 28, 1996, since a change in control, as defined, has not occurred.

     Other Commitments:
       At September 28, 1996 and September 30, 1995, the
Company had
       approximately $88,000 and $118,000 in letters of credit
       outstanding.

(10) RESEARCH AND DEVELOPMENT COSTS

     Research and development costs charged to operations in 1996, 1995, and 1994 were approximately $175,000, $138,000 and $115,000, respectively.

(11) ADVERTISING COSTS

     Advertising costs charged to operations in 1996, 1995
and 1994
     were approximately $41,000, $47,000 and $40,000,
respectively.

(12) PROFIT SHARING PLAN

     The Company has a profit sharing plan covering substantially all employees. The Company's contribution is determined annually by the Board of Directors. The amount approved for 1996, 1995, and
     1994 was $50,000, $30,000 and $24,000, respectively.

(13) EMPLOYEE STOCK PURCHASE PLAN

     The Company has a qualified employee stock purchase plan covering all employees except officers and directors. Employees participating in the plan are granted options semi-
annually to
     purchase common stock of the Company. The number of full shares available for purchase is a function of the employee's accumulated payroll deductions at the end of each six month interval. The option price is the lesser of 85% of the fair value of the Company's common stock on the first day of the payment
     period or 85% of the fair value of the Company's common stock on the last day of the payment period.  As of September
28,1 996,
     September 30, 1995 and October 1, 1994 there were no options outstanding under the plan.

(14) NET INCOME PER SHARE

     Net income per share is computed on the weighted average number of shares outstanding.

                      GODDARD INDUSTRIES, INC. AND
SUBSIDIARIES
                      NOTES TO CONSOLIDATE FINANCIAL
STATEMENTS
            SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND
OCTOBER 1, 1994

(15) INDUSTRY SEGMENT INFORMATION

     The Company produces and sells cryogenic valves
(industrial valves)
     and imports and distributes plumbing supplies for use in households, industry and agriculture (plumbing supplies).

     The financial information relating to foreign and export sales is not presented as those items are not material.

     Summarized segment financial information for the years ended
     September 28, 1996, September 30, 1995 and October 1,
1994 is
     summarized as follows:

        For the year ended           Industrial  Plumbing
        September 28, 1996           Valves      Supplies
Consolidated

     Sales to unaffiliated customers  $5,009,952  $3,290,215
$8,300,167

     Operating profit                 $1,102,708  $   94,303
$1,197,011

     Interest expense
(102,529)
     Other income, net
55,600

     Income before income taxes
$1,150,082

     Assets September 28, 1996        $4,519,965  $2,152,061
$6,672,026

     Depreciation expense             $  194,276  $    9,708
$  203,984

     Acquisition of property,
       plant and equipment            $  126,014  $   13,803
$  139,817

          For the year ended        Industrial   Plumbing
          September 30, 1995          Valves     Supplies
Consolidated

     Sales to unaffiliated customers $3,738,962  $3,031,879
$6,770,841

     Operating profit                $  669,752  $  143,104
$  812,856

     Interest expense
(151,009)
     Other income, net
47,241

     Income before income taxes
$  709,088

     Assets September 30, 1995      $2,840,762   $2,309,774
$5,150,536

     Depreciation expense           $  192,862   $    9,090
$  201,952

     Acquisition of property,
      plant and equipment           $  123,777   $    7,940
$  131,717

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
            SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND
OCTOBER 1, 1994

(15)  INDUSTRY SEGMENT INFORMATION (continued)

          For the year ended         Industrial   Plumbing
            October 1, 1994           Valves      Supplies
Consolidated

   Sales to unaffiliated customers   $2,774,434   $2,249,424
$5,023,858

   Operating profit                  $  213,402   $   40,956
$  254,358

   Interest expense
(91,491)
   Other income, net
24,273

   Income before income taxes
$  187,140

   Assets October 1, 1994            $2,590,475   $2,100,558
$4,691,033

   Depreciation expense              $  181,461   $   11,982
$  193,443

Acquisition of property,
   plant and equipment               $  191,838   $    2,972
$  194,810

     The industrial valve segment of the Company sells a majority of its products to a limited number of customers, predominantly
     manufacturers of cryogenic vessels. Sales in thousands of
     dollars, to individual customers constituting 10% or more of total sales of the industrial valve segment were as follows:

                                 1996           1995
1994

            Customer A         $2,317  46%    $1,025  27%
$  491  18%
            Customer B         $  594  12%    $  426  11%
$  325  12%
            Customer C         $  703  14%    $  -     0%
$  313  11%

                               $3,614  72%    $1,451  38%
$1,129  41%

                                    EXHIBITS

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

     (b)(1)By-Laws (filed as Exhibit 19 to the Company's
Form 10-Q for
           the quarter ended March 31, 1984.)*

     (b)(2)By-Law Amendment dated as of September 28,1990.
(Filed as
           Exhibit 3(b)(2) to the Company's Form 10-K for the fiscal
           year ended September 29, 1990.)*

     (4)   Instruments Defining the Rights of Security
Holders:

      (a) Specimen certificate of common stock. (Filed as Exhibit 4(a)
           of Registration Statement on Form S-1
Registration No. 2-
           16854 of Reva Enterprises, Inc., now Goddard
Industries,
           Inc.))*

Page
(10)  Material Contracts:

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

    (g) Adoption Agreement (Non-Standardized Code 401(k) ProfitSharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-
K           for the fiscal year ended September 28, 1991.)*
(h)   Employee Stock Purchase Plan dated December 9, 1993.
(Filed           as Exhibit 10(h) to the Company's Form 10-
KSB for the fiscal           year ended October 1, 1994.)*
(i)   (A) Settlement Agreement and Release between the
38
          Company, and St. Paul Fire and Marine Insurance Company dated July, 1996.

          (B) Amendment to Settlement Agreement and
44
          Release executed December 3, 1996.

    (j)   Form of Settlement Agreement and Release between
the        47
          Company and Gibralter Casualty Company dated
          January 31, 1997.

    (k)   Form of Settlement Agreement and Release between
the        51
          Company and Lexington Insurance Company dated
          January 31, 1997.

Page


    (l)   Settlement Agreement among the Town of
55
          Shrewsbury, the Company and certain defendants and third-party defendants dated January 31, 1997.

(11)  Statement Re Computation of Per Share Earnings.  The
Statement Re
      Computation of Per Share Earnings is set forth in Note
13 to the
      Company's Consolidated Financial Statements.

(21) Subsidiaries of the Registrant. (Filed as Exhibit 22 to the
      Company's Form 10-K for the fiscal year ended
September 30,
      1989.)*

(27)  Financial Statement Schedule.
61

EXHIBIT 10 (i) (A)
                   SETTLEMENT AGREEMENT AND RELEASE

          This Settlement Agreement and Release
("Agreement") is entered into in July 1995, by and between Goddard Industries, Inc. and Goddard Valve Corp., for themselves, as well as for their predecessors in interest, and their successors in interest, current parents, subsidiaries, divisions, affiliates, directors, officers, shareholders, partners, agents and employees, heirs and assigns, all other insureds or additional named insureds under the Policies and all persons and entities acting through or under any of them (collectively "Goddard") and St. Paul Fire and Marine Insurance Company, for itself and for its predecessors in interest, successors in interest, current and former parents, subsidiaries, divisions, affiliates, directors, officers, shareholders, agents, attorneys, employees, heirs, assigns and all persons and entities acting through or under any of them (collectively
"St. Paul");

                              RECITALS

          WHEREAS, St. Paul is alleged to have issued primary and/or excess and/or umbrella liability insurance policies to Goddard, including but not necessarily limited to those listed in Exhibit A hereto (hereinafter the "Alleged Policies");

          WHEREAS, St. Paul has filed suit against Goddard entitled St. Paul Fire and Marine Insurance Company v. Goddard Industries, Inc. No. 92-40075-NMG (D.Mass.) (the "Coverage Action"), which the court dismissed sua sponte without prejudice but which may be reopened, wherein it has sought a declaration that it is not responsible under the Alleged Policies to defend or indemnify Goddard for various suits or claims that have been filed or asserted or that may be filed or asserted against Goddard (the "Underlying Suits and Claims") involving or arising out of Goddard's facility and operations at 705 Plantation Street, Worcester, Massachusetts (the "Site");

          WHEREAS the Underlying Suits and Claims include, but are not limited to, the following:

          1. Town of Shrewsbury v. Neles-Jamesbury Inc.,
Civil No. 90-
             3751-B (Super. Ct. Mass., Worcester County)
("Shrewsbury
             Action"); and

          2. Massachusetts Department of Environmental
Protection
             ("DEP") March 30, 1989 Notice of Responsibility letter
             pursuant to M.G.L. c.21E and the Massachusetts
Contingency
             Plan, 310 CMR 40.000, and further orders, agreements, and
             actions proceeding therefrom ("DEP Action").

          WHEREAS, St. Paul has defended Goddard against certain Underlying Suits and Claims;

          WHEREAS, there is a dispute between Goddard and St. Paul with respect to the obligations of St. Paul under the Alleged Policies to indemnify Goddard with respect to the Underlying Suits and Claims;

          WHEREAS, St. Paul has denied that it has any obligation to provide coverage for the Underlying Suits and Claims;

                             -38-
          WHEREAS, the parties believe that it is in their mutual interest to reach an amicable resolution with respect to the Coverage Action, without admission of any issue of fact or law, and to resolve all past, present or future disputes relating to any obligations of St. Paul to Goddard with respect to any claims for property damage or personal injury arising out of or allegedly arising out of the Site;

          WHEREAS, the parties specifically intend to exclude from this Agreement any potential claims for bodily injury arising out of the Site, of which none are currently known to exist;

          NOW, THEREFORE, in consideration of the mutual promises contained herein and other good and valuable consideration, Goddard and St. Paul hereby agree as follows:

          1. In full and final settlement of all claims for property damage or personal injury (but excluding bodily injury) that Goddard has or may have, nor or in the future, known or unknown, against St. Paul with respect to the Site, arising out of the Site, and with respect to the Underlying Suits and Claims, St. Paul with contribute fifty percent (50%) of any amount up to three hundred thousand dollars ($300,000) and seventy five percent (75%) of any amount over three hundred thousand dollars ($300,000) and up to five hundred thousand dollars ($500,000) towards any settlement Goddard can negotiate with the Town of Shrewsbury in the Shrewsbury Action. Under this formula, St. Paul's maximum contribution to any settlement of the Shrewsbury Action would be three hundred thousand dollars ($300,000), consisting of 50% of the first $300,000 (i.e., $150,000) plus 75% of the next $200,000 (i.e., $150,000).

          2. In addition to the amount to be paid by St. Paul pursuant to Paragraph 1, in full and final settlement of all claims for property damage or personal injury (but excluding bodily injury) that Goddard has or may have, now or in the future, known or unknown, against St. Paul with respect to the Site, arising out of the Site, and with respect to the Underlying Suits and Claims, St. Paul will pay to Goddard seventy thousand dollars ($70,000) to be used by Goddard, as Goddard determines, in its defense of the DEP Action.

          3. In consideration of the payments referred to in Paragraphs 1 and 2 and as of the date both payments are made by St. Paul, Goddard fully, absolutely and unconditionally releases and for all purposes forever discharges St. Paul from any and all claims, liabilities, obligations, demands, rights, actions and causes of action of every kind and nature, known and unknown, past, present and future, for property damage or personal injury (but excluding bodily injury) arising out of any alleged past, present or future duty or obligation with respect to the Site, arising out of the Site, and with respect to the Underlying Suits and Claims.

          4.  Infurther consideration of the payments
referred to in Paragraphs 1 and 2, Goddard also agrees that it will be responsible for fifty percent (50%) of any amount up to three hundred thousand dollars ($300,000) and twenty five percent (25%) of any amount over three hundred thousand dollars ($300,000) and up to five hundred thousand dollars ($500,000) towards any settlement Goddard can negotiate with the



                            -39-
Town of Shrewsbury in the Shrewsbury Action. Under this formula, Goddard's maximum responsibility in a settlement of the Shrewsbury Action would be two hundred thousand dollars ($200,000), consisting of 50% of the first $300,000 (i.e.,
$150,000) plus 25% of the next $200,000 (i.e., $50,000).  It as agreed that Goddard can fulfill its responsibility under this Paragraph with funds from third-party sources and is free to pursue third-parties, including insurers other than St. Paul, for said amounts.

          5. As of the date St. Paul makes the payments referred to in Paragraphs 1 and 2, Goddard forever fully and completely covenants not to sue or to tender any claim to St. Paul with respect to property damage or personal injury (but excluding bodily injury) at or arising out of the Site and with respect to the Underlying Suits and Claims.

          6. It is agreed that all obligations under this Agreement are fully contingent upon Goddard successfully negotiating a settlement of the claims asserted against it in the Shrewsbury Action for five hundred thousand dollars
($500,000) or less. If Goddard is unable to reach a settlement in principle of the claims against it in the Shrewsbury Action for five hundred thousand dollars
($500,000) or less by the time the court in the Shrewsbury
Action holds the pretrial conference in that matter, this Agreement is null and void in its entirety. It is agreed that the time deadline recited in this Paragraph for settlement of the Shrewsbury Action by Goddard can be extended only by written agreement signed by the parties to this Agreement.

          7. Within thirty (30) days of St. Paul's receipt of an executed settlement agreement by Goddard and the Town of Shrewsbury in settlement of the Shrewsbury Action within the parameters set forth in Paragraph 6 above, St. Paul will issue a check to Goddard for seventy thousand dollars pursuant to Paragraph 2 above and a separate check to Goddard's counsel, Brown, Rudnick, Freed & Gesmer, as trustee for Goddard in the full amount as determined under the formula set forth in Paragraph 1. Goddard's counsel, as trustee, will deposit the check issued pursuant to Paragraph 1 in a trust account (the "Goddard/Shrewsbury Trust"), which at Goddard's option may bear interest to the benefit of Goddard. The parties agree that the money in the Goddard/Shrewsbury Trust is to be used solely for payment of the settlement by Goddard of the Shrewsbury Action.

          8. In settling the Shrewsbury Action within the parameters set forth in Paragraph 6, Goddard is at liberty to arrange for payments of the settlement amount in that action to take place over a period of time or in installments. Any such provision in the settlement of the Shrewsbury Action will not affect the time period for St. Paul to make its payments as set forth in Paragraph 7 above.

          9. As of the date St. Paul makes the payments referred to in Paragraph 7, Goddard shall defend St. Paul in connection with, indemnify St. Paul for and hold St. Paul harmless from, all claims that have been or might be made or suits that have been or might be filed against St. Paul with respect to property damage or personal injury (but excluding suits or claims solely involving bodily injury) at or arising out of the Site, including but not limited to direct actions, garnishment actions, third-party actions, and claims for contribution, indemnification, equitable allocation, equitable subrogation, or quantum meruit. In exercise of this obligation, Goddard shall have the right in its sole

                              -40-
discretion to settle or otherwise compromise each judgment, claim or suit arising from each such claim or suit and to use counsel of its own choosing. However, should Goddard undertake the defense of St. Paul pursuant to this paragraph, St. Paul shall have the right of prior approval with respect to selection of counsel and with respect to the interpretation of the Alleged Policies. As a condition to Goddard's rights and obligations set forth in this paragraph, St. Paul shall have the duty to provide Goddard with prompt written notice of each claim or suite against it involving or arising out of the Site.

          10. This Agreement shall be solely binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Nothing in this Agreement is intended nor shall it be construed to confer any benefit whatsoever on any persons other than the parties. No persons or entities are intended to be, nor will they be construed to be, third-party beneficiaries to this Agreement.

          11. This Agreement does not constitute an admission by St. Paul of an obligation to defend or indemnify Goddard with respect to any policy or any suit or claim.

          12. This Agreement is not intended to be and is not to be construed as a contract of insurance.

          13. This Agreement shall not be admissible in any legal proceeding except to enforce its terms.

          14. The terms of this Agreement shall remain confidential and shall not be disclosed to any person or entity without the prior written consent of all parties, except as required in the normal course of business for such purposes as audits, accounting and reinsurance. Should this Agreement be disclosed, the party making such disclosure shall use its best efforts to get a confidentiality agreement in keeping with this paragraph from the person or entity to which disclosure is made. Should a court order the disclosure of the terms of this Agreement to any other person, the parties shall use their best efforts to maintain its terms under seal.

          15. Each of the parties has entered into this Agreement after consulting with counsel. Therefore, the language of this Agreement shall not presumptively be construed in favor or against either party.

          16. This Agreement represents the entire understanding between the parties and, without limitation, the parties expressly agree that any previous communications, correspondence, memorialization of agreement and previous agreements are excluded from this Agreement and are not to be employed to construe this Agreement. Any other provisions of this Agreement to the contrary notwithstanding, this Agreement can only be modified by a writing signed by all parties and this provision cannot be orally waived.

          17. Goddard has not assigned any of its rights pursuant to the Alleged Policies, and Goddard agrees that it will not attempt prospectively to assign any such rights that are to be released under this Agreement.

          18. Goddard warrants that it has made reasonable inquiry of its officers and management, and as of its execution of this Agreement, it is unaware of any bodily injury claims or suits at or arising out of the Site that exist, that have been asserted or alleged, or that have been threatened. It is agreed that this warranty is an essential part of this Agreement, without which and for breach of which this Agreement fails in its entirety.

          19. Goddard and St. Paul respectively warrant and represent that they are authorized to enter into this Agreement on their own behalf and on behalf of their respective shareholders, directors, officers, partners, employees, agents, heirs, subsidiaries, divisions, affiliates, predecessors in interest, successors in interest, assigns and all persons or entities acting through or under any of them and that they respectively have the authority to bind such persons and entities to the terms of this Agreement. Goddard and St. Paul also represent and warrant that the persons who signatures are affixed hereto are authorized to sign this Agreement on their behalf and have the legal authority to bind them hereto.

          20. If any provision of this Agreement or any portion of any provision of this Agreement is declared null and void or unenforceable by any court or tribunal having jurisdiction, then such provision or such portion of a provision shall be considered separate and apart from the remainder or this Agreement which shall remain in full force and effect.

          21. All notices or other communications which any party desires or is required to give shall be given in writing and shall be deemed to have been given if hand-delivered, sent by facsimile or mailed by depositing in the United States mail, prepaid to the party at the address noted below or such other person or address as either party may designate in writing from time to time:

          If to Goddard            Saul I. Reck
                                   President
                                   Goddard Industries, Inc.
                                   705 Plantation Street
                                   Box 765
                                   Worcester, MA  01613-0765

          If to St. Paul:          David E. Nanzig
                                   Environmental Claim
Manager
                                   The St. Paul Companies
                                   385 Washington Street
                                   St. Paul, MN  55102

          22. This Agreement shall be executed in two duplicate originals, with Goddard to retain one original and St. Paul to retain one original.

          IN WITNESS WHEREOF, the parties, by their duly authorized representatives, affix their signatures hereto.

By:
  /s/    Saul I. Reck
         President
         Goddard Industries, Inc.

By:
  /s/    David E. Nanzig
         Environmental Claim Manager
         St. Paul Fire and Marine Insurance Company
         St. Paul Mercury Insurance Company

                                                    EXHIBIT
10 (i) (B)

                           AMENDMENT TO

                      SETTLEMENT AGREEMENT AND RELEASE

     Pursuant to Paragraph 16 of the Settlement Agreement and Release ("Agreement")(Attached hereto as Exhibit A) entered into in July 1995, by and between Goddard Industries, Inc. and Goddard Valve corp., for themselves, as well as for their predecessors in interest, and their successors in interest, current parents, subsidiaries, divisions, affiliates, directors, officers, shareholders, partners, agents and employees, heirs and assigns, all other insureds or additional named insureds under the Policies and all persons and entities acting through or under any of them (collectively "Goddard") and St. Paul Fire and Marine Insurance Company, for itself and for its predecessors in interest, successors in interest, current and former parents, subsidiaries, divisions, affiliates, directors, officers, shareholders, agents, attorneys, employees, heirs, assigns and all persons and entities acting through or under any of them (collectively "St.Paul"), Goddard and St. Paul hereby, for good and valuable consideration which is acknowledged, amend and modify the Agreement as follows:

        1. Paragraph number 1 of the Agreement is replaced with the following language:

               In full and final settlement of all claims for property
               damage or personal injury (but excluding bodily injury)
               that Goddard has or may have, now or in the future, known
               or unknown, against St. Paul with respect to the Site,
               arising out of the Site, and with respect to the
               Underlying Suits and Claims, St. Paul will contribute
               fifty percent (50%) of any amount up to three hundred
               thousand dollars ($300,000), seventy five percent (75%)
               of any amount over three hundred thousand dollars
               ($300,000) and up to five hundred thousand dollars
               ($500,000), ninety percent (90%) of any
amount over
               five hundred thousand dollars ($500,000) and up to six
               hundred fifty thousand dollars ($650,000), and sixty
               five percent (65%) of any amount over six hundred fifty
               thousand dollars ($650,000) and up to seven hundred fifty
               thousand dollars ($750,000) towards any
settlement
               Goddard can negotiate with the Town of
Shrewsbury in the
               Shrewsbury Action.  Under this formula, St.
Paul's
               maximum contribution to any settlement of the Shrewsbury
               Action would be five hundred thousand dollars
($500,000),
               consisting of 50% of the first $300,000
(i.e., $150,000)
               plus 75% of the next $200,000 (i.e.,
$150,000) plus 90%
               of the next $150,000 (i.e., $135,000) plus
65% of the
               next $100,000 (i.e., $65,000).

     2. Paragraph number 4 of the Agreement is replaced with the following language:

               4.  In further consideration of the payments
referred to
               in Paragraphs 1 and 2, Goddard also agrees
that it will
               be responsible for fifty percent (50%) of any
amount up
               to three hundred thousand dollars ($300,000),
twenty five
               percent (25%) of any amount over three
hundred thousand
                                -44-
               dollars ($300,000) and up to five hundred
thousand
               dollars ($500,000), ten percent (10%) of any
amount over
               five hundred thousand dollars ($500,000) and
up to six
               hundred fifty thousand dollars ($650,000),
and thirty
               five percent (35%) of any amount over six
hundred fifty
               thousand dollars ($650,000) and up to seven
hundred and
               fifty thousand dollars ($750,000) towards any
settlement
               Goddard can negotiate with the Town of
Shrewsbury in
               the Shrewsbury Action.  Under this formula,
Goddard's
               maximum responsibility in a settlement of the
Shrewsbury
               Action would be two hundred fifty thousand
dollars
               ($250,000), consisting of 50% of the first
$300,000
               (i.e., $150,000) plus 25% of the next
$200,000 (i.e.,
               $50,000) plus 10% of the next $150,000 (i.e.,
               $15,000) plus 35% of the next $100,000 (i.e.,
$35,000).
               It is agreed that Goddard can fulfill its responsibility
               under this Paragraph with funds from third-party sources
               and is free to pursue third-parties,
including insurers
               other than St.Paul, for said amounts.

     3. paragraph number 6 of the Agreement is replaced with the following language:

          6. It is agreed that all obligations under this Agreement are fully contingent upon Goddard successfully negotiating a
              settlement of the claims asserted against it in the
              Shrewsbury Action for seven hundred fifty thousand dollars
              ($750,000) or less. If Goddard is unable to reach a
              settlement in principle of the claims against it in the
              Shrewsbury Action for seven hundred fifty thousand dollars
              ($750,000) or less by the time the court in the Shrewsbury
              Action holds the pretrial conference in that matter, this
              Agreement is null and void in its entirety.
It is agreed
              that the time deadline recited in this
Paragraph for
              settlement of the Shrewsbury Action by Goddard can be
              extended only by written agreement signed by the parties
              to this Agreement.

     4. All other terms and conditions of the Agreement remain
          unchanged and binding on the parties.

     5. Goddard and St. Paul respectively warrant and represent that they are authorized to enter into this Amendment to the
          Agreement on their own behalf and on behalf of their
          respective shareholders, directors, officers, partners,
          employees, agents, heirs, subsidiaries, divisions, affiliates, predecessors in interest, successors in interest, assigns and all persons or entities acting through or under any of them and that they respectively have the authority to bind such persons and entities to the terms of this Amendment to the
          Agreement. Goddard and St. Paul also represent and warrant that the persons whose signatures are affixed hereto are
          authorized to sign this Amendment to the Agreement on their behalf and have the legal authority to bind them hereto.

     6. This Amendment to the Agreement shall be executed in two duplicate originals, with Goddard to retain one original and
          St. Paul to retain one original.

     IN WITNESS WHEREOF, the parties, by their duly authorized representatives, affix their signatures hereto.


By: _/s/ Saul I. Reck                              Dated:
12/3/96
      Saul I. Reck
      President
      Goddard Industries, Inc.



By: _/s/ David E. Nanzig                           Dated:
______________
      David E. Nanzig
      Environmental Claim Manager
      St. Paul Fire and Marine Insurance Company
      St. Paul Mercury Insurance Company

EXHIBIT 10 (j)

                         SETTLEMENT AGREEMENT AND RELEASE

This Settlement Agreement and Release ("Agreement") is made on this 31st day of January, 1997, by and between Goddard
Industries, Inc. and Goddard Valve Corp. ("Policyholder") and Gibralter Casualty Company ("Insurer").

RECITALS

WHEREAS, Insurer issued Insurance Policy No. GSL00619 to
Policyholder, effective for the period of 4/18/83-4/18/84
(the "Policy");

WHEREAS, a coverage dispute has arisen between Policyholder and Insurer, relating to coverage for various suits or claims that have been filed or asserted against Policyholder (the "Underlying Suits and Claims") involving or arising out of Policyholder's facility and operations at 705 Plantation Street, Worcester, Massachusetts (the "Site");

WHEREAS, the Underlying Suits and Claims are:
Town of Shrewsbury v. Neles-Jamesbury, Inc., Civil Action 90-
3751-B (Super. Ct. Mass., Worcester County) ("Shrewsbury
Action"); and

Massachusetts Department of Environmental Protection ("DEP")
March 30, 1989 Notice of Responsibility letter pursuant to
G.L. c.21E and the Massachusetts Contingency Plan, 310 CMR
40.000, and further orders, agreements, and actions proceeding therefrom (the "DEP Action").

WHEREAS, Insurer has provided a partial defense for Policyholder against the Underlying Suits and Claims;

WHEREAS, there is a dispute between Policyholder and Insurer with respect to the obligations of Insurer under the policy to indemnify Policyholder with respect to the Underlying
Suits and Claims;

WHEREAS, Insurer has denied that it has any obligation to provide coverage for the Underlying Suits and Claims;

WHEREAS, the parties believe that it is in their mutual interest to reach an amicable resolution with respect to the coverage action, without admission of any issue of fact or law;

NOW, THEREFORE, in consideration of the foregoing recitals, covenants, conditions and payment hereinafter described, and for other good and valuable consideration, the receipt whereof is hereby acknowledged, the parties hereby agree as follows:

     In full and final settlement of all environmental claims for property damage or personal injury that Policyholder has or may have, now or in the future, known or unknown, against Insurer with respect to the Site, arising out of the Site, and with respect to the Underlying Suits and Claims, Insurer will contribute One Hundred Twenty-Five Thousand Dollars ($125,000.00) toward a settlement that Policyholder negotiates with the Town of Shrewsbury in the Shrewsbury Action.

     In consideration of the payment referred to in Paragraph 1, and as of the date the payment is made by Insurer, Policyholder fully, absolutely and unconditionally releases and for all purposes forever discharges Insurer from any and all environmental claims, liabilities, obligations, demands, rights, actions and causes of action of every kind and nature, known and unknown, past, present and future, for property damage or personal injury arising out of any alleged past, present or future duty or obligation with respect to the Site, arising out of the Site, and with respect to the Underlying Suits and Claims.

     As of the date Insurer makes the payments referred to in Paragraphs 1, Policyholder forever fully and completely covenants not to sue or to tender any environmental claim to Insurer with respect to property damage or personal injury at or arising out of the Site and with respect to the Underlying Suits and Claims.

   Within ten (10) days of Insurer's receipt of an executed settlement agreement by Policyholder and the Town of Shrewsbury in settlement of the Shrewsbury Action, Insurer will issue a check to Policyholder for One Hundred Twenty-
Five Thousand Dollars ($125,000.00) pursuant to Paragraph 1 above.

   The parties agree that the money paid by Insurer is to be used solely for payment of the settlement by Policyholder of the Shrewsbury Action, but Policyholder is at liberty to arrange for payments of the settlement amount in that action to take place over a period of time or in installments. Any such provision in the settlement of the Shrewsbury Action will not affect the time period for the Insurer to make its payment as set forth in Paragraph 4 above.

   This Agreement shall be solely binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Nothing in this Agreement is intended nor shall it be construed to confer any benefit whatsoever on any persons other than the parties. No persons or entities are intended to be, nor will they be construed to be, third-party beneficiaries to this Agreement,.

   This Agreement does not constitute an admission by Insurer of an obligation to defend or indemnify Policyholder with respect to any policy or any suit or claim.

   This Agreement is not intended to be and is not to be construed as a contract of insurance.

   This Agreement shall not be admissible in any legal proceeding except to enforce its terms.

   Each of the parties has entered into this Agreement after consulting with counsel. Therefore, the language of this Agreement shall not presumptively be construed in favor or against either party.

   This Agreement represents the entire understanding between the parties and, without limitation, the parties expressly agree that any previous communications, correspondence, memorialization of agreement and previous agreements are excluded from this Agreement and are not to be employed to construe this Agreement. Any other provisions of this Agreement to the contrary notwithstanding, this Agreement can only be modified by a writing signed by all parties and this provision cannot be orally waived.
                              -48-

   Policyholder has not assigned any of its rights pursuant to the alleged Policy, and Policyholder agrees that it will not attempt prospectively to assign any such rights that are to be released under this Agreement.

   Policyholder and Insurer respectively warrant and represent that they are authorized to enter into this Agreement on their own behalf and on behalf of their respective shareholders, directors, officers, partners, employees, agents, heirs, subsidiaries, divisions, affiliates, predecessors in interest, successors in interest, assigns and all persons or entities acting through or under any of them and that they respectively have the authority to bind such persons and entities to the terms of this Agreement. Policyholder and Insurer also represent and warrant that the persons whose signatures are affixed hereto are authorized to sign this Agreement on their behalf and have the legal authority to bind them hereto.

   If any provision of this Agreement or any portion of any provision of this Agreement is declared null and void or unenforceable by any court or tribunal having jurisdiction, then such provision or such portion of a provision shall be considered separate and apart from the remainder or this Agreement which shall remain in full force and effect.

   All notices or other communications which any party desires or is required to give shall be given in writing and shall be deemed to have been given if hand-delivered, sent by facsimile or mailed by depositing in the United States mail, prepaid to the party at the address noted below or such other person or address as either party may designate in writing from time to time.

If to Policyholder:        Saul I. Reck
                           President
                           Goddard Industries, Inc.
                           705 Plantation Street
                           Box 765
                           Worcester, MA  01613-0765

If to Insurer:             Mr. Anthony Leanza
                           Gibralter Insurance Company
                           Eight Center Drive
                           Jamesburg, NJ  08831

   This Agreement shall be executed in two duplicate originals, with Policyholder to retain one original and Insurer to retain one original.

      IN WITNESS WHEREOF, the parties, by their duly authorized representatives, affix their signatures hereto.

GODDARD INDUSTRIES, INC.


By: _______________________________
      Saul I. Reck, President


                               -49-



Gibralter CASUALTY COMPANY


By: _______________________________







































                            -50-



EXHIBIT 10 (k)

                   SETTLEMENT AGREEMENT AND RELEASE

This Settlement Agreement and Release ("Agreement") is made on this 31st day of January, 1997, by and between Goddard
Industries, Inc. and Goddard Valve Corp. ("Policyholder") and Lexington Insurance Company ("Insurer").

                         RECITALS

WHEREAS, Insurer issued Insurance Policy No. 8632097 to
Policyholder, effective for the period of 1984-1985 (the
"Policy");

WHEREAS, a coverage dispute has arisen between Policyholder and Insurer, relating to coverage for various suits or claims that have been filed or asserted against Policyholder (the "Underlying Suits and Claims") involving or arising out of Policyholder's facility and operations at 705 Plantation Street, Worcester, Massachusetts (the "Site");

WHEREAS, the Underlying Suits and Claims are:

1.   Town of Shrewsbury v. Neles-Jamesbury, Inc., Civil
Action 90-3751-B
     (Super. Ct. Mass., Worcester County) ("Shrewsbury
Action"); and

2.   Massachusetts Department of Environmental Protection
("DEP") March
     30, 1989 Notice of Responsibility letter pursuant to G.L. c.21E and the Massachusetts Contingency Plan, 310 CMR 40.000, and further orders, agreements, and actions proceeding therefrom
(the "DEP
     Action").

WHEREAS, Insurer has provided a partial defense for Policyholder against the Underlying Suits and Claims under a reservation of rights.

WHEREAS, there is a dispute between Policyholder and Insurer with respect to the obligations of Insurer under the policy to indemnify Policyholder with respect to the Underlying
Suits and Claims;

WHEREAS, Insurer has denied that it has any obligation to provide coverage for the Underlying Suits and Claims;

WHEREAS, the parties believe that it is in their mutual interest to reach an amicable resolution with respect to the coverage action, without admission of any issue of fact or law;

NOW, THEREFORE, in consideration of the foregoing recitals, covenants, conditions and payment hereinafter described, and for other good and valuable consideration, the receipt whereof is hereby acknowledged, the parties hereby agree as follows:

1. In full and final settlement of all environmental claims for property damage, bodily injury, or personal injury that Policyholder has or may have, now or in the future, known or unknown, against Insurer with respect to the Site or any other known sites, arising out of the Site, and with respect to the Underlying Suits and Claims, Insurer will contribute Ninety Thousand Dollars ($90,000.00) toward a settlement that Policyholder negotiates with the Town of Shrewsbury in the Shrewsbury Action.
                             -51-
2. In consideration of the payment referred to in Paragraph 1, and as of the date the payment is made by Insurer, Policyholder fully, absolutely and unconditionally releases and for all purposes forever discharges Insurer from any and all environmental claims, liabilities, obligations, demands, rights, actions and causes of action of every kind and nature, known and unknown, past, present and future, for property damage or personal injury arising out of any alleged past, present or future duty or obligation with respect to the Site, arising out of the Site, and with respect to the Underlying Suits and Claims.

3. As of the date Insurer makes the payments referred to in Paragraphs 1, Policyholder forever fully and completely covenants not to sue or to tender any environmental claim to Insurer with respect to property damage or personal injury at or arising out of the Site and with respect to the Underlying Suits and Claims.

4. Within thirty (30) days of Insurer's receipt of an executed settlement agreement by Policyholder and the Town of Shrewsbury in settlement of the Shrewsbury Action, Insurer will issue a check to Policyholder for Ninety
Thousand Dollars ($90,000.00) pursuant to Paragraph 1 above.

5. The parties agree that the money paid by Insurer is to be used solely for payment of the settlement by Policyholder of the Shrewsbury Action, but Policyholder is at liberty to arrange for payments of the settlement amount in that action to take place over a period of time or in installments. Any such provision in the settlement of the Shrewsbury Action will not affect the time period for the Insurer to make its payment as set forth in Paragraph 4 above.

6. This Agreement shall be solely binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Nothing in this Agreement is intended nor shall it be construed to confer any benefit whatsoever on any persons other than the parties. No persons or entities are intended to be, nor will they be construed to be, third-party beneficiaries to this Agreement,.

7. This Agreement does not constitute an admission by Insurer of an obligation to defend or indemnify Policyholder with respect to any policy or any suit or claim.

8. This Agreement is not intended to be and is not to be construed as a contract of insurance.

9. This Agreement shall not be admissible in any legal proceeding except to enforce its terms.

10. Each of the parties has entered into this Agreement after consulting with counsel. Therefore, the language of this Agreement shall not presumptively be construed in favor or against either party.

11. This Agreement represents the entire understanding between the parties and, without limitation, the parties expressly agree that any previous communications, correspondence, memorialization of agreement and previous agreements are excluded from this Agreement and are not to be employed to construe this Agreement. Any other provisions of this Agreement to the contrary notwithstanding, this Agreement can only be modified by a writing signed by all parties and this provision cannot be orally waived.
                                -52-
12. Policyholder has not assigned any of its rights pursuant to the alleged Policy, and Policyholder agrees that it will not attempt prospectively to assign any such rights that are to be released under this Agreement.

13. Policyholder and Insurer respectively warrant and represent that they are authorized to enter into this Agreement on their own behalf and on behalf of their respective shareholders, directors, officers, partners, employees, agents, heirs, subsidiaries, divisions, affiliates, predecessors in interest, successors in interest, assigns and all persons or entities acting through or under any of them and that they respectively have the authority to bind such persons and entities to the terms of this Agreement. Policyholder and Insurer also represent and warrant that the persons whose signatures are affixed hereto are authorized to sign this Agreement on their behalf and have the legal authority to bind them hereto.

14. If any provision of this Agreement or any portion of any provision of this Agreement is declared null and void or unenforceable by any court or tribunal having jurisdiction, then such provision or such portion of a provision shall be considered separate and apart from the remainder or this Agreement which shall remain in full force and effect.

15. All notices or other communications which any party desires or is required to give shall be given in writing and shall be deemed to have been given if hand-delivered, sent by facsimile or mailed by depositing in the United States mail, prepaid to the party at the address noted below or such other person or address as either party may designate in writing from time to time.

If to Policyholder:          Saul I. Reck
                             President
                             Goddard Industries, Inc.
                             705 Plantation Street
                             Box 765
                             Worcester, MA  01613-0765

If to Insurer:               Timothy Potvin
                             Lexington Insurance Co.
                             200 State Street,3rd Floor
                             Boston, MA  02109

16. This Agreement shall be executed in two duplicate originals, with Policyholder to retain one original and Insurer to retain one original.

      IN WITNESS WHEREOF, the parties, by their duly authorized representatives, affix their signatures hereto.

GODDARD INDUSTRIES, INC.


By: _______________________________
      Saul I. Reck, President

LEXINGTON INSURANCE COMPANY


By: _______________________________
      Timothy Potvin

[Confidentiality Treatment of Paragraph 14]
EXHIBIT 10 (l)
                         SETTLEMENT AGREEMENT

     This Settlement Agreement, entered into as of the 31st day of January, 1997 ("the Agreement") between and among the Town of Shrewsbury, Neles-Jamesbury, Inc., Goddard Industries, Inc., Sprague Electric Company, which has been merged with and into American Annuity Group, Inc., Micro Tech Manufacturing, Inc., Worcester Sand & Gravel Company, Custom Coating & Laminating Corporation and Edward Garrepy Platers is for the release and settlement of all claims and causes of action that were or could have been raised between and among the parties, as that term is defined below, and Allegro Microsystems, Inc. in the civil action known as Town of Shrewsbury v. Neles-Jamesbury et al., Worcester Superior Court, Civil Action No. 90-3751B, including but not limited to claims related to the contamination of the Home Farm Wells, all as more specifically set forth below.

I.    DEFINITIONS

      1. "The Town" means the Town of Shrewsbury and its boards, departments, elected and appointed officials, employees, agents, attorneys and other representatives.

      2. "Neles-Jamesbury" means Neles-Jamesbury, Inc. and its parent, subsidiary, predecessor and successor corporations and related entities, including Jamesbury
Corp., and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

      3. "Goddard" means Goddard Industries, Inc. and its parent, subsidiary, predecessor and successor corporations and related entities, including Goddard Valve Corporation and Webstone Industries, Inc., and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

      4. "Sprague" means Sprague Electric Company, which has been merged with and into American Annuity Group, Inc., and its parent, subsidiary, predecessor and successor corporations and related entities and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

      5.   "Micro Tech" means Micro Tech Manufacturing,
Inc., and its parent, subsidiary, predecessor and successor corporations and related entities and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

      6.   "Worcester Sand" means Worcester Sand and Gravel
Company, Incorporated and its parent, subsidiary, predecessor and successor corporations and related entities and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

      7.   "Custom Coating" means Custom Coating &
Laminating Corporation and its parent, subsidiary, predecessor and successor corporations and related entities and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

      8. "Garrepy Platers" means Edward Garrepy Platers and its parent, subsidiary, predecessor and successor corporations and related entities and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

      9. "Allegro" means Allegro MicroSystems, Inc. and its parent, subsidiary, predecessor and successor corporations and related entities and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

      10.  "The defendants" means Neles-Jamesbury, Goddard,
Sprague, Micro Tech, Custom Coating, Worcester Sand and
Garrepy Platers.

      11. "The parties" means the Town and the defendants, except where indicated below.

      12. "The Action" means the civil action filed by the Town in Worcester Superior Court and designated "Town of
Shrewsbury v. Neles-Jamesbury. Inc., et al, Worcester
Superior Court, Civil Action No. 90-3751B.

II.   SETTLEMENT OF THE ACTION

      13. By entering into this Agreement, the parties make no admissions as to liability in the Action. This Agreement is a compromise of disputed claims.

      14. The defendants and Allegro agree to pay the Town the sum of Three Million, Six Hundred Thousand Dollars
($3,600,000). The contribution (also referred to herein as "share") by or on behalf of the individual defendants shall be as follows:

            a.    Neles-Jamesbury:                     $ [
]
            b.    Goddard:                             $
750,000
            c.    Sprague/Allegro/Micro Tech:          $ [
]
            d.    Worcester Sand:                      $ [
]
            e.    Custom Coating:                      $ [
]
            f.    Garrepy Platers:                     $ [
]

                  TOTAL:           $3,600,000

      15. In consideration of these payments, and for other good and valuable consideration, the Town agrees to (a) enter into this Agreement, (b) execute a Mutual Release with each of the defendants and Allegro in the form attached as Exhibit A, and (c) dismiss the Action, with prejudice and without costs, as to all defendants by its execution of Stipulations of Dismissal in the form attached as Exhibit C.

      16. In consideration thereof, and in consideration of entering this Agreement and making payments to the Town as set forth herein, each of the defendants and Allegro agree to (a) enter this Agreement, (b) execute a Mutual Release with the Town in the form attached as Exhibit A and (c) execute Mutual Releases for the benefit of each of the other parties in the form attached as Exhibit B, and each of the defendants agree to the dismissal, with prejudice and without costs, of all claims between and among the parties in the action, by its execution of Stipulations of Dismissal in the form attached as Exhibit C.


                            -56-
      17. Duplicate originals shall be executed for each release referred to in paragraphs 15 and 16, above.

      18.  Each of Neles-Jamesbury, Sprague, Allegro, Micro
Tech, Custom Coating and Garrepy Platers shall pay its entire contribution towards the $3,600,000, in accordance with paragraph 14, above, on or before February 3, 1997.

      19. Each of Worcester Sand and Goddard have entered into an agreement with the Town with respect to the terms and conditions under which each will pay its contribution towards the $3,600,000 (the "Payment Agreements") in accordance with Paragraph 14 above. Said Payment Agreements shall be consistent with the terms of this Agreement.

      20. Worcester Sand shall make an initial payment of $50,000 and Goddard shall make an initial payment of $500,000 on or before February 3, 1997.

      21. The payments described in paragraphs 18, 19 and 20 may be in the form of a cashier's check, certified check or check drawn on an attorney's client's trust account.

      22. By February 3, 1997, the Town shall receive payments under paragraphs 19 and 20, above, totaling no less than $2,925,000. In the event that the Town does not receive payments totaling $2,925,000 by February 3, 1997, this Agreement, along with all Mutual Releases and Stipulations of Dismissal executed pursuant to paragraphs 15 and 16 of this Agreement shall be null and void, and the case shall proceed to trial on April 7, 1997.

      23. Each of Worcester Sand and Goddard shall make any remaining payment to the Town, in accordance with their respective Payment Agreements, until each has paid its entire contribution.

      24. On February 3, 1997, counsel for the parties shall meet at a mutually agreed time and place for the purpose of the Town receiving the payments described in paragraphs 19 and 21, above, and for counsel to deliver to each other the Mutual Releases as follows: .


      (a) between the Town and each of Neles-Jamesbury, Sprague, Allegro, Micro Tech, Custom Coating, Worcester Sand and Garrepy Platers;

      (b) between Neles-Jamesbury and each of Sprague, Allegro, Micro Tech, Custom Coating, Goddard, Worcester Sand and Garrepy Platers;

      (c) between Sprague and each of Neles-Jamesbury, Allegro, Micro
      Tech, Custom Coating, Goddard, Worcester Sand and
Garrepy Platers;

      (d) between Allegro and each of Sprague, Neles-
Jamesbury, Micro
      Tech, Custom Coating, Goddard, Worcester Sand and
Garrepy Platers;

      (e) between Micro Tech and each of Sprague, Allegro,
Neles-Jamesbury,
      Custom Coating, Goddard, Worcester and Garrepy
Platers;


                             -57-

      (f) between Custom Coating and each of Sprague, Allegro, Micro Tech,
      Neles-Jamesbury, Goddard, Worcester Sand and Garrepy
Platers;

      (g) between Garrepy Platers and each of Sprague, Allegro, Micro Tech,
      Custom Coating, Goddard, Worcester and Neles-
Jamesbury; and

      (h) between Goddard and each of Neles-Jamesbury, Sprague, Allegro, Micro
      Tech, Custom Coating, Goddard, Worcester and Garrepy
Platers.

Releases between the Town and Goddard shall be delivered in
accordance     with the Payment agreement between those two
parties.

      25. At or before the February 3, 1997 meeting described in paragraph

      24, above,  counsel for the parties shall execute
Stipulations of
      Dismissal for all claims by and against the parties and file said
      Stipulations with the Worcester Superior Court.

      26. At or before the February 3, 1997 meeting described in paragraph
      24, above, counsel for the parties shall provide their written assent to Motions for the Entry of Separate Judgment in Civil
Action No. 90-
      3751B,  file said Motions with the Worcester Superior
Court.

           IV.      MISCELLANEOUS PROVISIONS

            27.  In the event of ambiguity or conflict
between this Agreement and a
            Mutual Release, the terms of the Mutual Release shall govern as to the parties entering into that Mutual Release.


      28. For purposes of paragraphs 24, above and 29, 30, 31, 32 and 33 below, the terms "party", "parties" and "defendant" shall also include and mean Allegro.

      29. Each defendant shall be responsible to pay only its share, as specified above, of the settlement amount. Failure by one defendant to pay its share shall not effect the rights and liabilities of any other defendant under this Agreement.

      30.  In any action by the Town to collect a
defendant's share of the settlement amount, the Town shall be entitled to recover all costs of collection, including reasonable attorneys' fees, from that defendant.

      31. Except to the extent necessary to enforce the obligations assumed under and imposed by this Agreement, neither the Agreement nor any Payment Agreement shall be admissible in evidence in any action for any purpose. The terms and conditions of the Agreement and the Payment
Agreements shall not be disclosed to any third parties to the Agreement or to the Payment Agreements except:
                               -58-
            (a)   the total sum to be paid to the Town
(i.e., $3,600,000);

            (b)   as necessary to comply with applicable
laws, including without limitation, laws and regulations regarding disclosures to the Securities and Exchange
Commission and other financial regulations;

            (c)   to any parties' accountants or attorneys;

            (d)   to any parties' insurers; or

            (e)  by written agreement of all of the Parties.

      32.  The parties specifically agree that the
individual contribution amounts of each party as set forth in paragraph 14, above, and in the Payment Agreements, shall remain confidential, except to the extent necessary to consider, agree to, execute and enforce the obligations of the parties; provided, however, that this paragraph shall be subject to disclosures which the Town may be required to make under M.G.L. c. 66, 10 and M.G.L. c. 4, 7, clause twenty-sixth.

      33. Each of the undersigned specifically represents and warrants that he or she is authorized to sign this Agreement and bind the party for which he or she executes this Agreement.

      34. This Agreement may be executed in multiple original counterparts, which collectively will constitute one agreement.

      35.  This Agreement shall be effective as an
instrument under seal and shall be governed by and construed in accordance with the Laws of the Commonwealth of Massachusetts.

      36. Promptly upon signing this Agreement, and prior to February 3, 1997, the parties agree to seek judicial approval of the provisions of this Agreement with respect to the Stipulations of Dismissal referred to in paragraphs 15 and 16, above.

TOWN OF SHREWSBURY


by:____________________________Witnessed
by:__________________
   Richard Carney
Address:
   Town Manager


NELES-JAMESBURY, INC.


by:____________________________Witnessed
by:__________________
   William Rawstron
Address:
   Vice President


GODDARD INDUSTRIES, INC.


by:____________________________Witnessed
by:__________________
   Saul I. Reck
Address:
   President
                            -59-

SPRAGUE ELECTRIC COMPANY,
WHICH HAS BEEN MERGED WITH
AND INTO AMERICAN ANNUITY
GROUP, INC.


by:____________________________Witnessed
by:__________________
   Name
Address:
   Position


MICRO TECH MANUFACTURING, INC.


by:____________________________Witnessed
by:__________________
   Theodore Jasiewicz
Address:
   President


WORCESTER SAND AND GRAVEL
COMPANY INCORPORATED


by:____________________________Witnessed
by:__________________
   Matteo Trotto
Address:
   President


CUSTOM COATING & LAMINATING CORP.

by:____________________________Witnessed
by:__________________
   Roger Plourde
Address:
   President





EDWARD GARREPY PLATERS


by:____________________________Witnessed
by:__________________
   David Barlow
Address:
   President


Dated:  ________________________

ALLEGRO MICROSYSTEMS, INC.


by:____________________________Witnessed
by:__________________
   Fred Windover
Address:
   Vice President and General Counsel


Dated:  ________________________

                                  -60-





                             EXHIBIT (27)

This schedule contains summary financial information extracted from Form 10-KSB and is qualified in its entirety by reference to such financial statements.


                                                       12
MOS

          Fiscal year end                Sep 28 1996
          Period start                   Oct 01 1995
          Period end                     Sep 28 1996

          CASH                                65,951
          SECURITIES                             0
          RECEIVABLES                      1,182,471
          ALLOWANCE                           27,600
          INVENTORY                        3,312,449
          CURRENT ASSETS                   5,434,080
          PP&E                             3,641,818
          DEPRECIATION                     2,589,252
          TOTAL ASSETS                     6,672,026
          CURRENT LIABILITIES              1,754,953
          COMMON                              20,401
          OTHER                            3,319,174
          TOTAL LIABILITY                  6,672,026
               AND EQUITY

          SALES                            8,300,167
          TOTAL REVENUES                   3,019,513
          COS                              5,280,654
          TOTAL COSTS                      1,822,502
          INTEREST EXPENSES                  102,529
          LOSS PROVISION                       3,000
          INCOME PRETAX                    1,150,082
          INCOME TAX                         465,000
          NET INCOME                         685,082
          EPS                                    .33














                           -61-