Form 10QSB
period 1996-12-31
GODDARD INDUSTRIES INC
filed 1997-02-14
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    December 31, 1996

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934.

For the transition period from _______________ to
________________

   Commission File No. 0-2052



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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X               No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at December 31, 1996

Common Stock, $.01 par value               2,040,129

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - December 31, 1996
     and September 28, 1996
3

     Consolidated Statement of Income - Three Months Ended
     December 31, 1996 and December 31, 1995
4

     Consolidated Statement of Cash Flows - Three Months
Ended
     December 31, 1996 and December 31, 1995
5

     Notes to Consolidated Financial Statements
6


Item 2     Management's Discussion and Analysis of Financial
     Condition and Results of Operations
9


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
11

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

                                         December 31,
September 28,
                                            1996
1996

AUDITED
              ASSETS
  (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
   Cash                                   $  97,818
$  65,951
   Accounts receivable, net of allowances 1,358,528
1,154,871
   Other receivables (Note 6)               785,000
785,000
   Inventories (Note 3)                   3,310,550
3,312,449
   Prepaid expenses and taxes                44,745
33,809
   Deferred income taxes (Note 5)            84,400
82,000
   TOTAL CURRENT ASSETS                   5,681,041
5,434,080

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                3,678,995
3,641,818
   Less - Accumulated depreciation       -2,642,446
-2,589,252

                                          1,036,549
1,052,566
OTHER ASSETS:
   Excess of cost of investment in
   subsidiaries over equity in net
   assets acquired                           17,441
18,380
   Deferred income taxes - long term(Note 5)169,000
167,000
      Total other assets                    186,441
185,380

TOTAL ASSETS                             $6,904,031
$6,672,026

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt (Note 4)              $   54,000
$   51,000
   Accounts payable                         404,627
317,321
   Accrued expenses                         285,681
399,861
   Accrued environmental costs (Note 6)     795,000
795,000
   Income taxes payable                     147,771
191,771
     TOTAL CURRENT LIABILITIES            1,687,079
1,754,953

LONG-TERM DEBT, net of
current maturities (Note 4)               1,019,011
1,026,398

DEFERRED COMPENSATION                       551,000
551,000

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,040,129 shares.       20,401
20,401
   Additional paid-in capital               399,353
399,353
   Retained earnings                      3,227,187
2,919,921
     TOTAL SHAREHOLDERS'EQUITY            3,646,941
3,339,675

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $6,904,031
$6,672,026

                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)

                                                 FOR THE
THREE MONTHS
                                                  ENDED
December 31,
                                                   1996
1995

NET SALES                                      $2,989,523
$1,791,242


COST OF SALES                                   1,957,321
1,200,956

GROSS PROFIT                                    1,032,202
590,286


SELLING AND ADMINISTRATIVE
     EXPENSES                                     502,668
382,065


INCOME FROM OPERATIONS                            529,534
208,221


OTHER INCOME (EXPENSE):
   Interest expense                               -19,383
-28,004
   Other income, net                                7,716
6,895

   TOTAL OTHER INCOME
     (EXPENSE)                                    -11,667
-21,109


INCOME BEFORE INCOME TAXES                        517,867
187,112

PROVISION FOR INCOME TAXES                        210,600
77,900

NET INCOME                                       $307,267
$109,212


EARNINGS PER SHARE (Note 7)

          Primary                                $  0.14
$   0.05

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                 FOR THE
THREE MONTHS
                                                    ENDED
December 31,
                                                 1996
1995
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                   $307,267
$109,212

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization               54,132
50,749
     Deferred income taxes                       -4,400
-7,000
     Changes in assets and liabilities:
       Accounts receivable                     -203,657
98,059
       Inventories                                1,899
-100,890
       Prepaid expenses and other               -10,936
-16,832
       Accounts payable                          87,306
43,984
       Accrued expenses                        -114,180
19,468
       Income taxes payable                     -44,000
-180,100
       Deferred compensation                        0
9,500

         Total Adjustments                     -233,836
-83,062

    NET CASH PROVIDED BY
    OPERATING ACTIVITIES                         73,431
26,150

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property,plant and equipment additions        -37,177
-11,773


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                    989,000
809,000
  Repayments of long-term debt                 -993,387
-760,803
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                         -4,387
48,197

NET INCREASE IN CASH                             31,867
62,574

CASH - BEGINNING                                 65,951
74,937

CASH - ENDING                                  $ 97,818
$137,511

CASH PAID DURING THE PERIOD
  Interest                                     $ 20,168
$ 27,649

  Income taxes                                 $259,000
$265,000

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                         December 31, 1996
                            (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Reference is made to the financial statements included in the Annual Report for the year ended September 28, 1996 for a
   summary of significant accounting policies and other disclosures.

NOTE 2.  BASIS OF PRESENTATION:

   The information shown in the consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                           December 31,
September 28,
                                              1996
1996

      Finished goods                       $3,001,999
$3,003,898
      Work in process                          21,687
21,687
      Raw materials                           286,864
286,864

                                           $3,310,550
$3,312,449

   The following factors were taken into consideration in determining inventory values:

      Goddard Valve Corp. - December 31, 1996 - $1,834,838
      (estimated) and September 28, 1996 - $1,657,426.
Interim
      inventories were valued by management using the gross profit method.

      Webstone Company, Inc. - December 31, 1996 -
      $1,475,712 (estimated) and September 28, 1996 -
      $1,655,023. Interim inventory was valued by management using the gross profit method.
      Total inventory is comprised of finished goods.

NOTE 4.  LONG-TERM DEBT

   The Company has available a revolving line of credit totaling
   $1,750,000 bearing interest at the greater of (i) prime plus 3/4% or
   (ii) the Federal Funds Effective Rate plus 1 1/4% per annum. On
   December 31, 1996 the effective interest rate was 9.0%.
The
   agreement expires March 30, 1998 and is secured by all property and assets. Advances are restricted by certain limitations on eligible receivables and inventories.

      continued

   The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict
   payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

   At December 31, 1996 long-term obligations consisted of the following:
                                            LONG-TERM
CURRENT

   Revolving line of credit                 $  927,503
$    -

   Capital lease obligation for machinery,
    payable in monthly installments of
    $5,274, through July 1, 1999, with
    imputed interest rate of 8.936%             91,508
54,000

                                            $1,019,011
$54,000


NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                          December 31,
September 28,
                                             1996
1996
   Deferred tax asset
     Deferred compensation                $  220,400      $
220,400
     Inventory valuation                      61,200
60,800
     Accrued salaries                          6,200
6,200
     Environmental matters                     4,000
4,000
     Bad debts                                13,000
11,000

                                             304,800
302,400

     Depreciation                             51,400
53,400

                                          $  253,400      $
249,000

Management does not believe that any valuation allowance is necessary.

NOTE 6   ENVIRONMENT MATTERS

         The Company has been a party to the following environmental matters:

         DEP Matter:
            An environmental assessment of the Corporate headquarters in connection with a proposed bank financing in 1987 revealed that there may have been a release or threat of release of oil or hazardous materials and that an off-site source may be introducing the contaminants. The Company notified the
            Massachusetts Department of Environmental
Protection (DEP).
            In 1995 the site was designated as a Tier 1C
Site under the
            Massachusetts Contingency Plan and the Company must complete a further site investigation by November 1997.

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

        Shrewsbury matter:
            The Shrewsbury environmental litigation was settled in
            January, 1997 and the effects of that settlement reflected in the financial statements for the year ended
            September 28, 1996.

        In the accompanying financial statements, other receivables represents amounts due from insurance carriers with respect to environmental matters and accrued environmental costs represents amounts due the Town of Shrewsbury and the minimum estimated remediation costs related to the DEP matter.


NOTE 7  COMMON STOCK:

Primary earnings per share are computed on a weighted average number of shares outstanding. Fully diluted earnings per share are not presented because the effect of the exercise of the stock options would not be dilutive.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 1996 COMPARED TO
FISCAL QUARTER ENDED DECEMBER 31, 1995

     The pattern of increased Company sales and earnings
continued
in the first quarter of fiscal 1997.  Consolidated sales for the three
months ended December 31, 1996 were a record $2,990,000, a
66.9%
increase over sales for the same quarter of fiscal 1996.
The increase
in sales in the Valve division resulted from substantially larger orders for both standard and newly designed product lines. The increase in Webstone division revenues resulted from larger orders in a newly acquired faucet line and from an increased market share of standard catalog items. Levels of new orders and the trade press indicate that the strength in revenues should continue for at least the near term.

     The Company's gross profit margins increased to 34.5% from 32.9% in the same quarter last year, reflecting the efficiencies resulting from increased sales volume, while sales and administrative expenses declined as a percentage of sales from 21.3% to 16.8% for the same reason. Interest expense declined by approximately one third in the first quarter of fiscal 1997 compared to the same period last year as a result of lower interest rates and somewhat lower borrowing levels.

      The increased sales and relatively lower expenses resulted in a 182% increase in the Company's net income to $307,000 (or $.14 per share) in the first quarter of fiscal
1997, compared to $109,000 (or $.05 per share) in the corresponding quarter last year.


LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded operations primarily through earnings and bank borrowings. At December 31, 1996, the Company had net working capital of approximately $3,994,000, including $98,000 in cash. The Company also had a line of credit of $1,750,000 with The First National Bank of Boston collateralized by substantially all of the assets of the Company. On December 31, 1996, approximately $928,000 had been drawn under that line of credit, which bears interest at a rate equal to the bank's prime rate plus 3/4 of 1%.

      During the first quarter of fiscal 1997, the operations of the Company produced $73,000 of cash. The major sources of cash were net income ($307,000), increases in accounts payable ($87,000) and depreciation ($54,000).
Principal uses of cash were increased accounts receivable
($204,000), reduced accrued expenses ($114,000), and a net reduction in income taxes ($44,000).

      During the quarter, the Company used approximately $37,000 in investment activities for the purchase of machinery and equipment, compared to $11,000 in the same period of the prior year. Financing activities consumed approximately $4,000 as the Company paid down long term debt.
                             -9-
      The Company plans to add an additional 10,000 square feet of manufacturing and warehouse space to the rear of its existing building in Worcester and to finance the addition using moneys available under The First National Bank of Boston line of credit. After the use of a portion of the line of credit for that purpose, the Company believes that the remaining amounts available under line of credit should still provide sufficient liquidity to handle the normal working capital requirements of its present business.

      The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

      As more fully described in Note 6 to the financial statements, the Company is a party to an administrative proceeding relating to environmental matters. Based upon presently available information, the Company does not anticipate that the resolution of the DEP proceeding will have a material effect on the Company's financial resources.

      The Company's results of operations have not been materially affected by seasonality.

































                                    -10-


     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     There have been no further developments in the DEP environmental proceeding from those described in the Company's Form 10-KSB for the year ended September 28, 1996.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.




































                        -11-




SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of February 14, 1997


                         GODDARD INDUSTRIES, INC.



                         by/s/Saul I. Reck
                         Saul I. Reck, President
                         Chief Executive Officer
                         and Principal Financial
                         Officer