Form 10QSB
period 1997-03-31
GODDARD INDUSTRIES INC
filed 1997-05-08
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 1997

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at March 31, 1997

Common Stock, $.01 par value               2,049,369

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - March 31, 1997
     and September 28, 1996
3

     Consolidated Statement of Income - Six Months Ended
     March 31, 1997 and March 31, 1996
4

     Consolidated Statement of Cash Flows - Six Months Ended
     March 31, 1997 and March 31, 1996
5

     Notes to Consolidated Financial Statements
6


Item 2     Management's Discussion and Analysis of Financial
     Condition and Results of Operations
9


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
11

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

                                         March 31,
September 28,
                                           1997
1996

AUDITED
              ASSETS
  (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
   Cash                                   $  109,799
$  65,951
   Accounts receivable, net of allowances  1,475,729
1,154,871
   Miscellaneous Receivable                   90,000
785,000
   Inventories (Note 3)                    3,326,163
3,312,449
   Prepaid expenses and taxes                 51,389
33,809
   Deferred income taxes (Note 5)             84,300
82,000
   TOTAL CURRENT ASSETS                    5,137,380
5,434,080

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 3,924,527
3,641,818
   Less - Accumulated depreciation        -2,703,704
-2,589,252

                                           1,220,823
1,052,566
OTHER ASSETS:
   Excess of cost of investment in
   subsidiaries over equity in net
   assets acquired                            16,502
18,380
   Deferred income taxes (Note 5)            171,000
167,000
      Total other assets                     187,502
185,380

TOTAL ASSETS                             $ 6,545,705
$6,672,026

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt (Note 4)              $   117,000
$   51,000
   Accounts payable                          435,847
317,321
   Accrued expenses                          385,690
399,861
   Accrued environmental costs (Note 6)       45,000
795,000
   Income taxes payable                       91,671
191,771
     TOTAL CURRENT LIABILITIES             1,075,208
1,754,953

LONG-TERM DEBT, net of
current maturities (Note 4)                1,010,887
1,026,398

DEFERRED COMPENSATION                        551,000
551,000

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,049,369 shares.        20,493
20,401
   Additional paid-in capital                406,531
399,353
   Retained earnings                       3,481,586
2,919,921
     TOTAL SHAREHOLDERS'EQUITY             3,908,610
3,339,675

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $ 6,545,705
$6,672,026

                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)

                            March 31, 1997         March 31,
1996
                    For The Three For the Six  For the Three
For the Six
                    Months Ended  Months Ended Months Ended
Month Ended


NET SALES               $2,872,729  $5,862,252   $2,056,016
$3,847,258


COST OF SALES            1,889,681   3,847,002    1,396,486
2,597,442

GROSS PROFIT               983,048   2,015,250      659,530
1,249,186


SELLING AND ADMINISTRATIVE
     EXPENSES              537,592   1,040,260     431,923
813,988


INCOME FROM OPERATIONS     445,456     974,990     227,607
435,828


OTHER INCOME (EXPENSE):
   Interest expense        -23,844     -43,227     -25,968
-53,972
   Other income, net         8,787      16,503      10,362
17,257

   TOTAL OTHER INCOME
     (EXPENSE)             -15,057     -26,724     -15,606
-36,715


INCOME BEFORE INCOME TAXES 430,399     948,266     212,001
399,113

PROVISION FOR INCOME TAXES 176,000     386,600      86,900
164,800

NET INCOME                $254,399    $561,666    $125,101
$234,313


EARNINGS PER SHARE (Note 7)

          Primary          $  0.12     $  0.26     $  0.06
$   0.12

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                 FOR THE SIX
MONTHS
                                                    ENDED
March 31,
                                                 1997
1996
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                    $561,666
$234,313

   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                116,330
100,747
     Deferred income taxes                         -6,300
-14,000
     Changes in assets and liabilities:
       Accounts receivable                       -320,858
-71,058
       Inventories                                -13,714
7,885
       Miscellaneous receivable                   695,000
0
       Prepaid expenses and other                 -17,580
-35,371
       Accounts payable                           118,526
42,747
       Accrued expenses                           -14,171
49,796
       Accrued environmental liability           -750,000
0
       Income taxes payable                      -100,100
-213,347
       Deferred compensation                            0
19,000

         Total Adjustments                       -292,867
-113,601

    NET CASH PROVIDED BY
    OPERATING ACTIVITIES                          268,799
120,712

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property,plant and equipment additions          -66,881
-64,294


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares           7,270
2,907
  Increase in long-term debt                    1,616,000
1,441,000
  Repayments of long-term debt                 -1,781,340
-1,495,131

    NET CASH (USED IN)
    FINANCING ACTIVITIES                         -158,070
-51,224

NET INCREASE IN CASH                               43,848
5,194

CASH AND EQUIVALENTS - BEGINNING                   65,951
74,937

CASH AND EQUIVALENTS - ENDING                    $109,799
$ 80,131

CASH PAID DURING THE PERIOD
  Interest                                        $43,100
$ 54,181

  Income taxes                                   $493,000
$402,147




                                  -5-
                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                           March 31, 1997
                            (UNAUDITED)

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

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                             March 31,
September 28,
                                               1997
1996

      Finished goods                       $3,017,612
$3,003,898
      Work in process                          21,687
21,687
      Raw materials                           286,864
286,864

                                           $3,326,163
$3,312,449

   The following factors were taken into consideration in determining inventory values:

      Goddard Valve Corp. - March 31, 1997 - $1,834,210
      (estimated) and September 28, 1996 - $1,657,426.
Interim
      inventories were valued by management using the gross profit method.

      Webstone Company, Inc. - March 31, 1997 - $1,491,953
      (estimated) and September 28, 1996 - $1,655,023.
Interim
      inventory was valued by management using the gross profit method. Total inventory is comprised of finished goods.

NOTE 4.  LONG-TERM DEBT

   The Company has available a revolving line of credit totaling
   $1,750,000 bearing interest at the greater of (i) prime plus 3/4% or
   (ii) the Federal Funds Effective Rate plus 1 1/4% per annum. On
   March 31, 1997 the effective interest rate was 9.0%. The agreement expires March 31, 1999 and is secured by all property and
   assets. Advances are restricted by certain limitations on eligible receivables and inventories.

      continued

   The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict
   payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

   At March 31, 1997 long-term debt consisted of the following:

                                            LONG-TERM
CURRENT

   Revolving line of credit                 $  784,503
$    -

   Capital lease obligations for machinery,
    payable in monthly installments of
    $5,274, through July 1, 1999, with
    imputed interest rate of 8.936% and
    monthly installments of $6,807, through
    March 1, 2,000, with imputed interest
    rate of 8.441%.                            226,364
117,000

                                            $1,010,867
$117,000


NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                            March 31,
September 28,
                                             1997
1996
   Deferred tax asset
     Deferred compensation                $  220,400      $
220,400
     Inventory valuation                      61,200
60,800
     Accrued salaries                          6,200
6,200
     Environmental matters                     4,000
4,000
     Bad debts                                12,900
11,000

                                             304,700
302,400

     Depreciation                             49,400
53,400

                                          $  255,300      $
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

            One of the Company's insurance carriers has paid the Company
            $70,000 to be used as the Company determines in defense of the DEP proceeding in exchange for a release of any further claim with respect to this matter. In addition, environmental engineers employed by the Company estimate
            that the required remediation costs will be a minimum of
            $45,000.

        Shrewsbury matter:
            The Shrewsbury environmental litigation was settled in
            January, 1997 and the effects of that settlement reflected in the financial statements for the year ended
            September 28, 1996.

        In the accompanying financial statements, the miscellaneous receivable represents amounts due from insurance carriers with respect to environmental matters and accrued environmental costs represents amounts due the Town of Shrewsbury and the minimum estimated remediation costs related to the DEP matter.


NOTE 7  COMMON STOCK:

Primary earnings per share are computed on a weighted average number of shares outstanding. Fully diluted earnings per share are not presented because the effect of the exercise of the stock options would not be dilutive.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 1997 COMPARED TO
FISCAL QUARTER ENDED MARCH 31, 1996

     Goddard enjoyed a productive second quarter with sales and earnings well ahead of last year. For the quarter ended March 31, 1997 consolidated sales were $2,873,000, a 39.7% increase over the same quarter for the prior year. During the preceding 12 months, the order backlog in the Valve division had reached record levels and delivery times had lengthened. The Company purchased additional new machinery and added a second shift, enabling it to increase levels of production, shorten the delivery time for new orders, and increase revenues. As a result of this increased output, backlog has been reduced.

     Gross profits as a percentage of sales increased from 32% to 34.2% over the corresponding quarter of the prior year, primarily as a result of larger orders and changes in product mix. Selling and administrative expenses as a percentage of sales declined to 18.7% in the quarter ended
March 31, 1997 compared to 21% for the same quarter of fiscal 1996, as those expenses did not increase at the same rate as sales.

      As a result of the increase in sales volume, improved operating efficiencies and changes in product mix, income from operations almost doubled to $446,000 for the quarter ended March 31, 1997, compared to $228,000 in the same quarter of fiscal 1996. Earnings, at $254,000 ($.12/share), were approximately double the $125,000 earnings ($.06/share) reported for the same quarter in fiscal 1996.

      While the order backlog in the Valve division has been reduced as a result of the Company's improved output, the growth in the level of new orders experienced over the last few quarters appears to have leveled off. Management anticipates that new product lines now in the prototype stage which are being developed for the Valve division will enter production late this year, and that these lines will increase sales volume. Management believes that the development of these new lines reflecting advanced product design, together with the Company's emphasis on prompt, dependable service, help the Company maintain its competitive position as a leader in the cryogenic valve industry. The Webstone Division also has been adding new plumbing items and an array of high styled faucets to its product offerings, which will be introduced when its new catalog is published for national distribution in mid-May 1997.

SIX MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO
SIX MONTH PERIOD ENDED MARCH 31, 1996

      Both sales and earnings for the six months ended March 31, 1997 were up substantially over the same period last fiscal year. Consolidated sales for the six month period ended March 31, 1997 were $5,862,000, a 52.4% increase over the $3,847,000 recorded for the same period in fiscal 1996. The increase in sales resulted from larger blanket orders received in prior periods and sales of recently developed product lines, as well as increased production in the most recent quarter.

      Gross profits as a percentage of sales increased to 34.4% for the six month period ended March 31, 1997, compared to 32.4% for corresponding period of fiscal 1996, reflecting the economies involved in larger orders and favorable product mix. Selling and administrative expenses as a percentage of sales declined from 21.1% in the first six months of fiscal 1996 to 17.7% in the first six months of fiscal 1997, as those expenses did not increase proportional to increased sales.

      Income from operations as a percentage of sales increased from 11.3% in the first six months of fiscal 1996 to 16.6% in the first six months of fiscal 1997, reflecting the improved operating efficiencies, economy of larger orders, favorable product mix and increased output. As a result, net income during the six month period improved to $562,000 (or $.26 per share) compared to $234,000 (or $.12 per share) for the same period of fiscal 1996, a 140% increase.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded operations primarily through earnings and bank borrowings. At March 31, 1996, the Company had net working capital of approximately $4,062,000, including $110,000 in cash. The Company also had a line of credit of $1,750,000 from BankBoston collarteralized by substantially all of the assets of the Company. At March 31, 1997, approximately $785,000 have been drawn under the line of credit, which bears interest at a rate equal to the bank's prime rate plus 3/4s of 1%.

      During the first six months of fiscal 1997, operating activities of the Company provided $269,000 of cash. Cash was generated principally from earnings ($562,000), increases in accounts payable ($119,000) and depreciation and amortization ($116,000). The principal uses of cash were increases in accounts receivable ($321,000), decreased tax liabilities ($100,000) and net environmental settlement obligations ($55,000).

      During the six month period, the Company used approximately $67,000 to purchase machinery and equipment, and repayment of financing consumed approximately $158,000.

      The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company plans to add an additional 10,000 square feet of manufacturing and warehouse space to the rear of its existing building in Worcester. Its lending bank has agreed to allow it to finance the addition using moneys available under the existing line of credit. The Company believes that the remaining amounts available under its line of credit after that borrowing, plus cash flow from operations and other available sources, should provide sufficient liquidity to handle the normal working capital requirements of its present business.

      As described in Note 6 to the financial statements, the Company is a party to an administrative environmental proceed which the Company does not anticipate will have a material effect on the Company's financial resources.

      Inflation has not been a factor in the Company's business for the last several years, although there can be no assurance that this will continue to be the case. The
Company's results of operations have not been materially affected by seasonality.


FORWARD LOOKING INFORMATION

      Information contained in this Form 10-QSB contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "anticipate", "believe",
"intend", "estimate" or other variations or comparable terminology. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements. Some of the principal factors which could affect the Company's future operations include the loss of or decline in level of orders from a major customer, the failure of the market to accept the new product lines being introduced by the Valve division and the Webstone division in the coming months, and changes in general economic conditions.

     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     There have been no further developments in the DEP environmental proceeding from those described in the Company's Form 10-QSB for the year ended September 28, 1996.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of May 9, 1997


                         GODDARD INDUSTRIES, INC.



                         by/s/Saul I. Reck
                         Saul I. Reck, President
                         Chief Executive Officer
                         and Principal Financial
                         Officer