Form 10KSB/A
period 1996-09-28
GODDARD INDUSTRIES INC
filed 1997-05-19
CIK 41980

- 17 -
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

       Issuer's telephone number, including area code (508) 852-

2435

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

Transitional Small Business Disclosure Format:

          Yes           No    X





                   DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the registrant's 1997 annual meeting involving the election of directors (the "Definitive Proxy Statement"), which is expected to be filed with the Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference in
Part III of this Report.
                                    PART I
ITEM 1.    Business.

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

ITEM 6.   Management's Discussion and Analysis or Plan of
Operation.

Results of Operations - 1996 Compared to 1995

     Consolidated sales for fiscal 1996 were a record $8,300,000.
This was a 22.6% increase over consolidated sales in fiscal 1995.
The 34% increase in sales in the Valve division resulted from substantially larger orders for both standard and newly designed product lines. The 8.5% increase in Webstone division revenues resulted from larger orders in a newly acquired faucet line and from an increased market share of standard catalog items. At year-end, the backlog of orders in the Valve division was approximately two and one half times higher than it was at last year-end.

     The Company's gross profit margins increased slightly to 36.4% from 35.8%, reflecting the efficiencies resulting from increased sales volume, while sales and administrative expenses declined as a percentage of sales from 23.8% to 22.0% for the same reason.

     Interest expense declined 32.1% for fiscal 1996 as a result of lower interest rates and somewhat lower borrowing levels.

     As a result of the above, the Company's net income increased
59.2% to $685,000 ($.33 per share), compared to $430,000 ($.21 per share) in fiscal 1995.

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
President of Antigen Express,
Class 2
Inc., a company focused on
creating drugs for auto-immune
deseases, August 1995-present;
Professor and Interim Chair,
Department of Pharmacology,
University of Massachusetts
Medical School prior to August
1995
64 Alcott Street, Acton, MA

All executive officers and        --       939,805 (6)
44.4%     --
directors as a group
(6 persons)

Joseph A. Lalli                  --        183,550 (7)
9.0%     --
6 Middlemont Way, Stow, MA

*Less than one percent
     (1) Unless otherwise noted, each person identified possesses sole voting and investment power.
     (2) Includes 36,000 shares owned Dr. Knopp's wife, as to which he disclaims beneficial interest, and an option to acquire 5,000 shares held by Dr. Knopp.
     (3) Includes 5,250 shares held by Mr. Reck's wife, as to which he disclaims beneficial interest. Also includes an option to
            purchase 75,000 shares held by Mr. Reck.
     (4) Consists of option to acquire 5,000 shares held by Mr. Wimmergren.
     (5) Includes 217,650 shares as to which Mr. Humphreys has sole voting and dispositive power and 225,300 shares as to which Mr. Humphreys' shares voting and dispositive power by virtue of a
            power of attorney over the investment accounts of seven persons.
            Mr. Humphreys and certain other persons, acting as a group, beneficially own an aggregate of 457,950 shares.
     (6) In addition to the matters noted above in (2)-(5), includes 19,900 shares owned by an executive officer jointly with his wife and options on 10,000 shares held by the officer.
     (7)    Mr. Lalli has reported to the Company that a Schedule
13D,
            Admendment No. 6, was filed with the Securities and Exchange
            Commission indicating that he has sole voting and dispositive power of 154,050 shares and shared voting and dispositive power with his wife of 29,500 shares.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than 10% sotkcholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended September 28, 1996, except that in January 1997 Messrs. Nelson, Wimmergren and Knopp filed Form 4s reflecting the grant of options for the purchse of shares of Common Stock to them on December 17, 1995.


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

     None.

ITEM 13.    Exhibits and Reports on Form 8-K.

(a)(1)            Financial Statements.

          1.    Report of Greenberg, Rosenblatt, Kull & Bitsoli,
               P.C. dated November 19, 1996 and January __, 1997.
               (See page F-1 hereof.)

          2.    Consolidated Balance Sheet as of September 28,
               1996 and September 30, 1995. (See page F-2 hereof.)

          3. Consolidated Statement of Income for the fifty-two weeks ended September 28, 1996, the fifty-two weeks ended September 30, 1995 and fifty-two weeks ended October 1, 1994. (See page F-3 hereof.)

          4. Consolidated Statement of Stockholders' Equity for the fifty-two weeks ended September 28, 1996, the fifty-two weeks ended September 30, 1995 and fifty-two weeks ended October 1, 1994. (See page F-4 hereof.)

          5. Consolidated Statement of Cash Flows for the fifty-two weeks ended September 28, 1996, the fifty-two weeks ended September 30, 1995 and fifty-two weeks ended October 1, 1994. (See page F-5 hereof.)

          6.    Notes to the Consolidated Financial Statements.
               (See pages  22 - F-6 to F- hereof.)

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

          (b) $1,600,000 revolving loan note and $383,124 term loan note, both dated January 3, 1991 from subsi diaries of the Company to the Bank. (Filed as Exhibit 10(i) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

          (c) Unlimited guaranty to the Bank by the Company of the obligations of the subsidiaries to the Bank.
               (Filed as Exhibit 10(v) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

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

          (i)   (A)  Settlement Agreement and Release between the
               Company, and St. Paul Fire and Marine Insurance
               Company dated July, 1996.

                (B) Amendment to Settle Agreement and Release executed
                December 3, 1996.


          (j)   Settlement Agreement and Release between the
               Company, and Gibralter Casualty Company dated
               January    , 1997.

          (k)   Settlement Agreement and Release between the
               Company and Lexington Insurance Company dated
               January    , 1997.

          (l)   Settlement Agreement among the Town of
          Shrewsbury, the
               Company and certain defendants and third-party
               defendants
               dated January     , 1997.

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

                                   GODDARD INDUSTRIES, INC.



Dated:  January __, 1997                   By: /s/   Saul I. Reck
                                              Saul I. Reck,
President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE
DATE

________________________ Director, Principal Executive
January   , 1997
Saul I. Reck             Officer, Principal Financing
                         Officer and Principal Accounting
                         Officer

________________________ Director
January __, 1997
Jacky Knopp, Jr.

________________________ Director
January __, 1997
Lyle Wimmergren

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consoslidated financial position of Goddard Industries, Inc. and Subsidiaries as of September 28, 1996 and September 30, 1995 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 28, 1996, in accordance with generally accepted accounting principles.





                             /s/  GREENBERG, ROSENBLATT, KULL &
BITSOLI, P.C.

Worcester, Massachusetts
November 19, 1996, except for Note 8,
as to which the date is January    , 1997
                        GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                                                          1996
1995
                        ASSETS (All pledged, Note 4)
Current assts:
   Cash                                                 $  65,951
$   74,937
   Accounts receivabale (less allowance for doubtful
    accounts of $27,600 in 1996 and $28,600 in 1995)    1,154,871
973,477
   Other receivables (Note 8)                             785,000
-
   Inventories (Note 2)                                 3,312,449
2,911,234
   Prepaid expenses                                        33,809
23,018
   Deferred income taxes (Note 7)                          82,000
56,000
      Total current assets                              5,434,080
4,038.666

Property, plant and equipment (Note 3)                  1,052,566
950,734

Other assets:
   Excess of cost of investment in subsidiaries over
     equity in net assets acquired (less accumulated
     amortization of $121,905 in 1996 and $118,149 in 1995)
18,380      22,136
   Deferred income taxes (Note 7)
167,000     139,000
     Total other assets
185,380     161,136

Total assets
$6,672,026  $5,150,536

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 4)      $
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

The accompanying notes are an integral part of the consolidate financial statements.
                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                       YEARS ENDED SEPTEMBER 28, 1996,
                    SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                                            1996         1995
1994

Sales                                   $8,300,167    $6,770,841
$5,023,858

Cost of sales (Note 10)                  5,280,654     4,343,329
3,326,064

     Gross profit                        3,019,513     2,427,512
1,697,794

Selling and administrative expenses
     (Notes 8, 11 and 12)                1,822,502     1,614,656
1,443,436

     Operating profit                    1,197,011       812,856
254,358

Other income (expense):
     Interest expense                    (102,529)     (151,009)
(91,491)
     Other income                          55,600        47,241
24,273

        Total other income (expense)      (46,929)     (103,768)
(67,218)

Income before income taxes              1,150,082       709,088
187,140

Income taxes (benefit): Note (7)
   Current                                519,000       296,000
85,000
   Deferred                               (54,000)      (17,000)
(16,000)

      Total income taxes                  465,000       279,000
69,000


Net income                             $  685,082   $   430,088
$  118,140

Net income per share:  (Note 14)
      Primary                          $     0.33   $      0.21
$     0.06
      Fully diluted                    $     0.32   $      0.21
$     0.06



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

                       Shares of             Additional
                       common     Common       paid-in
Retained
                        stock      stock       capital
earnings      Total

Balance at
   October 2, 1993      2,030,698  $20,307  $ 394,862
$1,686,611  $2,101,780

   Net income                 -        -          -
118,140     118,140

   Stock issued under
   employee stock
   purchase plan
   (Note 13)                2,106       21        901           -
922

Balance at
   October 1, 1994      2,032,804   20,328    395,763
1,804,751   2,220,842

   Net income                 -        -          -
430,088     430,088

Balance at
   September 30, 1995   2,032,804   20,328    395,763
2,234,839   2,650,930

   Net income                 -        -          -
685,082     685,082

   Stock issued under
   employee stock
   purchase plant
   (Note 13)                7,325       73      3,590          -
3,663

Balance at
   September 28, 1996   2,040,129  $20,401   $399,353
$2,919,921  $3,339,675



            The accompanying notes are an integral part
             of the consolidated financial statements

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 28, 1996,
                  SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                                                  1996
1995       1994
Operating activities:
  Net income                                 $ 685,082   $
430,088    118,140
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization             207,740
205,708    197,200
     Provision for losses on accounts receivable(1,000)
12,000     15,621
    Changes in assets and liabilities:
        Accounts receivable                   (180,394)
(235,272)   (99,859)
        Other receivables                     (785,000)        -
-
        Inventories                           (401,215)
(333,017)  (663,121)
        Prepaid expenses and other             (10,790)
52,098    (53,784)
        Accounts payable                        11,666
(68,768)   265,817
        Accrued expenses                       143,230
99,484    (48,962)
        Accrued environmental costs            795,000         -
-
        Income taxes payable                   (30,855)
222,626    (27,214)
        Deferred income taxes                  (54,000)
(17,000)   (16,000)
        Deferred compensation                   38,000
38,000     68,106

           Net cash provided by (used in)
              operating activities             417,464
405,947   (244,056)

Investing activities:
  Property, plant and equipment additions     (139,817)
(131,717)  (133,364)

Financing activities:
  Proceeds from long-term debt               2,900,000
1,909,000  1,740,003
  Repayments of long-term debt             (3,190,296)
(2,170,927) (1,420,459)
  Issuance of common stock                      3,663         -
922

          Net cash provided by (used in)
             financing activities            (286,633)
(261,927)    320,466

Net increase (decrease) in cash                (8,986)     12,303
(56,954)

Cash - beginning                              74,937       62,634
119,588

Cash - ending                           $     65,951   $   74,937
$    62,634


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year:
   Interest                             $   105,108    $  150,069
$    83,543

   Income taxes                         $   549,855    $   46,945
$   164,980

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
194,948

                                               $3,312,449
$2,911,234

(3)  PROPERTY, PLANT AND EQUIPMENT

     Propertry, plant and equipment consists of the following:

                                                    1996
1995

              Land                            $    12,865     $
12,865
              Building and improvements           665,658
651,344
              Machinery, equipment and tools    2,821,028
2,543,826
              Office equipement and fixtures      142,267
127,966
                                                3,641,818
3,336,001
              Accumulated depreciation         (2,589,252)
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
$1,057,503

        Capital lease obligation, payments of $5,273
        per month including interest at 9%, due in 1999 157,895
-

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

     Under the revolving line of credit and term note agreements, the Company
     is subject to a number of convenants, the most restrictive of which
     relate to maintenance of minimum working capital, tangible net worth, and
     profitability levels.  These agreements also restrict
payment of cash
     dividends to 10% of the imeediately preceding year's net
income which
     represents unrestricted consolidated retained earnings.
                     GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
          SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1,
1994

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
-

              GODDARD INDUSTRIES INC AND SUBSIDIARIES
              NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
       SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

(5)  COMMON STOCK OPTIONS (continued)

     The following summarizes information about fixed stock options outstanding at September 28, 1996:

                                   Options Outstanding
Options Exercisable
                                        Weighted-
                                   Average      Weighted
Weighted
                       Number      Reamining    Average
Number   Average
     Exercise     Outstanding    Contractual   Exercise
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

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expeneses approximate fiar value due to the short maturities of these instruments.
     The carrying value of long term debt approximate fair value since the rates and terms of these instruments are substantially equivalent to those the Company would offer or obtain at the balance sheet date.

(7)  INCOME TAXES

     The following is a reconciliation of income tax expense computed at the
     Federal statutory income tax rate to the provision for income taxes:

                                      1996           1995
1994

       Federal income taxes at
        the statutory rate         $ 391,000        $241,000
$ 66,500
       State income taxes net of
        federal income tax benefit    72,100          44,000
9,200
       Surtax exemption                  -               -
(10,100)
       Nondeductible expenses          5,500           4,900
3,400
       Other                          (3,600)        (10,900)
-

       Income taxes                $ 465,000        $279,000
$ 69,000
                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1,
1994

(7)  INCOME TAXES (continued)

     The provision for income taxes is summariezed as follows:

                                         1996           1995
1994
     Current:
       Federal                     $  400,000      $  227,000
$   62,500
       State                          119,000          69,000
22,500
                                      519,000         296,000
85,000

     Deferred:
       Federal                        (42,000)        (12,800)
(12,300)
       State                          (12,000)         (4,200)
(3,700)
                                      (54,000)        (17,000)
(16,000)

                                   $  465,000      $  279,000
$  69,000

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
$ 195,000

     Management does not believe that any valuation allowance is ncessary.

(8)  ENVIRONMENTAL MATTERS

     The Company is involved in the following environmental matters:

     Shrewsbury matter:
       In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in
       Massachusetts Superior Court against the Company and
another
       Corporation, Neles-Jamesbury, alleging that they had
caused the Twon to
       incur response costs for assessment, containment, and
removal of oil
       and hazardous materials in relation to the Town's Home
Farm water
       wells.  The Town sought damages for environmental response costs and
       injunctive relief.  The Company filed an answer generally
denying the
       allgegations and joined, as third party defendants, eight
other
                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1,
1994

(8)  ENVIRONMENTAL MATTERS (continued)

       businesses located in the same industrial park area.
During 1992 and
       1993 some, but not all, counts of the Shrewssbury complaint were dismissed. The Company gave notice to its comprehensive general liability insurance carriers of the Shrewsbury litigation and the DEP claim (see below) and asked the carriers to defend and indemnify the
       Company against the claims.  One of the carriers, St. Paul
Fire and
       Marine Insurance Co., assumed primary responsibility for the defense of the litigation on behalf of all of the carriers while reserving their right to contest coverage under the policies. In 1992, St. Paul filed suit in the Federal District court of Massachusetts for a declaratory judgement that it had no duty to defend or indemnify the Company under its liability policies. That suit was dismissed without prejudice pending disposition of the Town of Shrewsbury litigation.

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

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
          SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1,
1994

(9)  COMMITMENTS AND CONTINGENCIES (continued)

       The Company has employment agreements with certain key executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of Directors.
       Compensation which might be payable under these agareements has been been reflected in the consolidated financial statements of the Company as of September 28, 1996, since a change in control, as defined, has not occurred.

     Other Commitments:
       At September 28, 1996 and September 30, 1995, the Company had
       approximately $88,000 and $118,000 in letters of credit outstanding.

(10) RESEARCH AND DEVELOPMENT COSTS

     Research and development costs charged to operations in 1996, 1995, and
     1994 were approximately $175,000, $138,000 and $115,000,
respectively.

(11) ADVERTISING COSTS

     Advertising costs charged to operations in 1996, 1995 and 1994 wqere approximately $41,000, $47,000 and $40,000, respectively.

(12) PROFIT SHARING PLANT

     The Company has a profit sharing plan covering substantially all employees. The Company's contribution is determined annually by the
     Board of Directors. The amount approved for 1996, 1995, and 1994 was
     $50,000, $30,000 and $24,000, respectively.

(13) EMPLOYEE STOCK PURCHASE PLAN

     The Company has a qualified employee stock purchase plan covering all employees except officers and directors. Employees participating in the plan are granted options semi-annually to purchase common stock of the
     Company. The number of full shares available for purchse is a function of the employee's accumulated payroll deductions at the end of each six month interval. The option price is the lesser of 85% of the fair value of the Company's common stock on the first day of the payment period or
     85% of the fair value of the Company's common stock on the last day of the payment period.  As of September 28,1 996, September 30,
1995 and
     October 1, 1994 there were no options outstanding under the plan.

(14) NET INCOME PER SHARE

     Net income per share is computed on the weighted average number of shares outstanding.


                      GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
            SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1,
1994

(15) INDUSTRY SEGMENT INFORMATION

     The Company produces and sells cryogenic valves (industrial valves) and imports and distributes plumbing suppies for use in households, industry and agriculture (plubming supplies).

     The financial information relating to foreign and export sales is not presented as those items are not material.

     Summarized segment financial information for the years ended
September
     28, 1996, September 30, 1995 and October 1, 1994 is summarized as follows:

        For the year ended             Industrial    Plubming
        September 28, 1996              Valves       Supplies
Consolidated

     Sales to unaffiliated customers  $5,009,952    $3,290,215
$8,300,167

     Operating profit                 $1,102,708    $   94,303
$1,197,011

     Interest expense
(102,529)
     Other income, net
55,600

     Income before income taxes
$1,150,082

     Assets September 28, 1996        $4,519,965    $2,152,061
$6,672,026

     Depreciation expense             $  194,276    $    9,708
$  203,984

     Acquisition of property,
       plant and equipemtn            $  126,014    $   13,803
$  139,817

          For the year ended           Industrial     Plumbing
          September 30, 1995            Valves       Supplies
Consolidated

     Sales to unaffiliated customers  $3,738,962    $3,031,879
$6,770,841

     Operating profit                 $  669,752    $  143,104
$  812,856

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

     The industrial valve segment of the Company sells a majority of its products to a limited number of customers, predominantly manufacturers of cryogenic vessels. Sale,s in thousands of dollars, to individual customers constituting 10% or more of total sales of the industrial valve segment were as follows:

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

     (i)   (A) Settlement Agreement and Release
     between the
           Company, and St. Paul Fire and Marine
     Insurance
           Company dated July, 1996.

           (B) Amendment to Settlement Agreement
     and
           Release executed December 3, 1996.

      (j)  Settlement Agreement and Release
     between the
           Company and Gibralter Cvasuality
     Company dated
           January   , 1997.

     (k)   Settlement Agreement and Release
     between the
           Company and Lexington Insurance Company
     dated
           January    , 1997.

     (l)   Settlement Agreement among the Town of
           Shrewsbury, the Company and certain
     defendants
           and third-party defendants dated
     January    ,
           1997.

(11)  Statement Re Computation of Per Share
     Earnings.  The Statement Re Computation of
     Per Share Earnings is set forth in Note 13 to the Company's Consolidated Financial
     Statements.

(21)  Subsidiaries of the Registrant.  (Filed as
     Exhibit 22 to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

(27)    Financial Statement Schedule.

                   SETTLEMENT AGREEMENT AND RELEASE

          This Settlement Agreement and Release ("Agreement") is

made on this     day of July 1995, by and between Goddard

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

Site, arising out of the Site, and with respect to the Underlying

Suits and Claims, St. Paul will pay to Goddard seventy thousand dollars ($70,000) to be used by Goddard, as Goddard determins, in its defense of the DEP Action.



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

"Goddard/Shrewsbury Trust"), which at Goddard's option may bear interest to the benefit of Goddard.  The parties aagree that the money in the Goddard/Shrewsbury Trust is to be used solely for payment of the settlement by Goddard of the Shrewsbury Action.



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



          9.  As of the date St. Paul makes the payments referred

to in Paragraph 7, Goddard shall defend St. Paul in connection with, indemnify St. Paul for and hold St. Paul harmless from, all claims that have been or might be made or suits that have been or might be filed against St. Paul with respect to property damage or personal injury (but excluding suits or claims solely

involving bodily injury) at or arising out of the Site, including but not limited to direct actions, garnishment actions, third-

party actions, and claims for contribution, indemnification,

equit5able allocation, equitable subrogation, or quantum meruit.

In exercise of this obligation, Goddard shall have the right in its sole discretion to settle or otherwise compromise each

judgment, claim or suit arising from each such claim or suit and to use counsel of its own choosing.  However, should Goddard undertake the defense of St. Paul pursuant to this paragraph, St.

Paul shall have the right of prior approval with respect to

selection of counsel and with respect to the interpretation of the Alleged Policies.  As a condition to Goddard's rights and obligations set forth in this paragraph, St. Paul shall have the duty to provide Goddard with prompt written notice of each claim or suite against it involving or arising out of the Site.



          10. This Agreement shall be solely binding upon and

inure to the benefit of the parties hereto and their espective successors and assigns.  Nothing in this Agreement is intended nor shall it be construed to confer any benefit whatsoever on any persons other than the parties.  No persons or entities are

intended to be, nor will they be construed to be, third-party beneficiaries to this Agreement.



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



          19. Goddard and St. Paul respectively warrant and

represent that they are authorized to enter into this Agreement on their own behalf and on behalf of their respective

shareholders, directors, officers, partners, employ3ees, agents,

heirs, subsidiaries, divisions, affiliates, predecessors in

interest, successors in interest, assigns and all persons or entities acting through or under any of them and that they

respectively have the authority to bind such persons and entities to the terms of this Agreement.  Goddard and St. Paul also

represent and warrant that the persons whoc signatures are

affixed hereto are authorized to sign this Agreement on their behalf and have the legal authority to bind them hereto.



          20. If any provision of this Agreement or any portion

of any provision of this Agreement is declared null and void or unenforceable by any court or tirbunal having jurisdiction, then such provision or such portion of a provision shall be considered separate and apart from the remainder or this Agreement which shall remain in full force and effect.



          21. All notices or other communications which any party

desires or is required to give shall be given in writing and shall be deemed to have been given if hand-delivered, sent by fasimile or mailed by depositing in the United States mail,

prepaid to the party at the address noted below or such other person or address as either party may designate in writing from time to time:



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

         Goddard Industires, Inc.



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

     2. Paragraph number 4 of the Agreement is replaced with the following language:

               4.  In further consideration of the payments
referred to
               in Paragraphs 1 and 2, Goddard also agrees that it
will be
               responsible for fifty percent (50%) of any amount
up to three
               hundred thousand dollars ($300,000), twenty five
percent (25%)
               of any amount over three hundred thousand dollars
($300,000)
               and up to five hundred thousand dollars
($500,000), ten percent
               (10%) of any amount over five hundred thousand dollars
               ($500,000) and up to six hundred fifty thousand dollars
               ($650,000), and thirty five percent (35%) of any amount over six hundred fifty thousand dollars ($650,000) and up to seven hundred and fifty thousand dollars ($750,000) towards any
               settlement Goddard can negotiate with the Town of Shrewsbury in the Shrewsbury Action. Under this formula, Goddard's maximum responsibility in a settlement of the Shrewsbury
Action would
               be two hundred fifty thousand dollars ($250,000), consisting of
               50% of the first $300,000 (i.e., $150,000) plus
25% of the next
               $200,000 (i.e., $50,000) plus 10% of the next
$150,000 (i.e.,
               $15,000) plus 35% of the next $100,000 (i.e.,
$35,000).  It is
               agreed that Goddard can fulfill its responsibility under this
               Paragraph with funds from third-party sources and is free to pursue third-parties, including insurers other than St.Paul, for said amounts.

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

Agreement on their own behalf and on behalf of their respective shareholders, directors, officers, partners, employees, agents,

heirs, subsidiaries, divisions, affiliates, predecessors in

interest, successors in interest, assigns and all persons or entities acting through or under any of them and that they

respecctively have the authority to bind such persons and

entities to the terms of this Amendment to the Agreement.

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





By: ______________________________________         Dated:
______________
      Saul I. Reck
      President
      Goddard Industries, Inc.



By: ______________________________________         Dated:
______________
      David E. Nanzig
      Environmental Claim Manager
      St. Paul Fire and Marine Insurance Company
      St. Paul Mercury Insurance Company

                    SETTLEMENT AGREEMENT AND RELEASE

     This Settlement Agreement and Release ("Agreement") is made on this ____ day of January, 1997, by and between Goddard

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

     If to Policyholder:          Saul I. Reck
                                  President
                                  Goddard Industries, Inc.
                                  705 Plantation Street
                                  Box 765
                                  Worcester, MA  01613-0765


     If to Insurer:               Kenneth Lakin, Esq.
                                  Bradhurst, Lakin & Lakin
                                  One Elm Square
                                  Andover, MA  01810


     16.       This Agreement shall be executed in two duplicate

originals, with Policyholder to retain one original and Insurer to retain one original.

      IN WITNESS WHEREOF, the parties, by their duly authorized

representatives, affix their signatures hereto.


GODDARD INDUSTRIES, INC.


By: _______________________________
      Saul I. Reck, President


LEXINGTON INSURANCE COMPANY


By: _______________________________
      Kenneth Lakin, Esq.



#541969 v1 - REINERNB - bm6p01!.DOC - 1170/2
                         SETTLEMENT AGREEMENT AND RELEASE

     This Settlement Agreement and Release ("Agreement") is made on this ____ day of January, 1997, by and between Goddard

Industries, Inc. and Goddard Valve Corp. ("Policyholder") and

Gilbratar Casualty Company ("Insurer").

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

and Claims.

     4.      Within ten (10) days of Insurer's receipt of an executed

settlement agreement by Policyholder and the Town of Shrewsbury in settlement of the Shrewsbury Action, Insurer will issue a check to Policyholder for One Hundred Twenty-Five Thousand

Dollars ($125,000.00) pursuant to Paragraph 1 above.

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

     If to Policyholder:        Saul I. Reck
                                President
                                Goddard Industries, Inc.
                                705 Plantation Street
                                Box 765
                                Worcester, MA  01613-0765


     If to Insurer:             Mr. Anthony Leanza
                                Gilbratar Insurance Company
                                Eight Center Drive
                                Jamesburg, NJ  08831


     16.     This Agreement shall be executed in two duplicate

originals, with Policyholder to retain one original and Insurer to retain one original.

      IN WITNESS WHEREOF, the parties, by their duly authorized

representatives, affix their signatures hereto.


GODDARD INDUSTRIES, INC.


By: _______________________________
      Saul I. Reck, President


GILBRATAR CASUALTY COMPANY


By: _______________________________




#542345 v1 - REINERNB - bmh501!.DOC - 1170/2
                                1






                          Independent Auditors' Report




_______________________________
1