Form 10QSB
period 1997-06-30
GODDARD INDUSTRIES INC
filed 1997-08-15
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    June 30, 1997

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at June 30, 1997

Common Stock, $.01 par value               2,124,369

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - June 30, 1997
     and September 28, 1996
3

     Consolidated Statement of Income - Nine Months Ended
     June 30, 1997 and June 30, 1996
4

     Consolidated Statement of Cash Flows - Nine Months
Ended
     June 30, 1997 and June 30, 1996
5

     Notes to Consolidated Financial Statements
6


Item 2     Management's Discussion and Analysis of Financial
     Condition and Results of Operations
9


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
11

























                                 -2-


                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET

                                         June 30,
September 28,
                                           1997
1996
                                       (UNAUDITED)
AUDITED
              ASSETS
  (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
   Cash                                   $   92,751
$  65,951
   Accounts receivable, net of allowances  1,169,866
1,154,871
   Miscellaneous receivable (Note 6)               0
785,000
   Inventories (Note 3)                    3,550,442
3,312,449
   Prepaid expenses and taxes                 69,730
33,809
   Deferred income taxes (Note 5)             85,500
82,000
   TOTAL CURRENT ASSETS                    4,968,289
5,434,080

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 3,963,125
3,641,818
   Less - Accumulated depreciation        -2,767,822
-2,589,252

                                           1,195,303
1,052,566
OTHER ASSETS:
   Excess of cost of investment in
   subsidiaries over equity in net
   assets acquired                            15,563
18,380
   Deferred income taxes  (Note 5)           187,000
167,000
      Total other assets                     202,563
185,380

TOTAL ASSETS                             $ 6,366,155
$6,672,026

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt (Note 4)              $   121,900
$   51,000
   Accounts payable                          237,708
317,321
   Accrued expenses                          372,509
399,861
   Accrued environmental costs (Note 6)       45,000
795,000
   Income taxes payable                       28,260
191,771
     TOTAL CURRENT LIABILITIES               805,377
1,754,953

LONG-TERM DEBT, net of
   current maturities (Note 4)               920,946
1,026,398

DEFERRED COMPENSATION                        551,000
551,000

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,124,369 shares
     (2,040,129 shares at September 28,
     1996).                                   21,243
20,401
   Additional paid-in capital                424,531
399,353
   Retained earnings                       3,643,058
2,919,921
     TOTAL SHAREHOLDERS'EQUITY             4,088,832
3,339,675

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $6,366,155
$6,672,026
                                     -3-

                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)
                           JUNE 30, 1997              JUNE
30, 1996
                  FOR THE THREE FOR THE NINE  FOR THE THREE
FOR THE NINE
                     MONTHS ENDED MONTHS ENDED MONTHS ENDED
MONTHS ENDED
NET SALES               $2,277,240 $8,139,492  $2,118.487
$5,965,745


COST OF SALES            1,511,003  5,358,005   1,426,342
4,023,784

GROSS PROFIT               766,237  2,781,487     692,145
1,941,961


SELLING AND ADMINISTRATIVE
     EXPENSES              485,827  1,526,087     421,412
1,235,400


INCOME FROM OPERATIONS     280,410  1,255,400     270,733
706,561


OTHER INCOME (EXPENSE):
   Interest expense        -21,136    -64,363     -24,733
-78,705
   Other income, net         9,198     25,701       7,471
24,728

   TOTAL OTHER INCOME
     (EXPENSE)             -11,938    -38,662     -17,262
-53,977


INCOME BEFORE INCOME TAXES 268,472  1,216,738     253,471
652,584

PROVISION FOR INCOME TAXES 107,000    493,600     105,600
270,400

NET INCOME                $161,472   $723,138    $147,871
$382,184


EARNINGS PER SHARE (Note 7)

          Primary         $  0.08    $  0.36     $  0.07
$   0.19













                                  -4-



                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                 FOR THE
NINE MONTHS
                                                    ENDED
JUNE 30,
                                                 1997
1996
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                   $723,138
$382,184

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization               181,386
150,745
     Deferred income taxes                       -23,500
-21,000
     Changes in assets and liabilities:
       Accounts receivable                       -14,995
-108,054
       Miscellaneous receivable                  785,000
0
       Inventories                              -237,993
-214,710
       Prepaid expenses and other                -35,921
-14,879
       Accounts payable                          -79,613
203,874
       Accrued expenses                          -27,352
78,549
       Accrued environmental                    -750,000
0
       Income taxes payable                     -163,511
-190,111
       Deferred compensation                           0
28,500

         Total Adjustments                      -366,499
-87,086

    NET CASH PROVIDED BY
    OPERATING ACTIVITIES                         356,838
295,098

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property,plant and equipment additions        -105,476
-115,550


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          26,020
2,907
  Increase in long-term debt                   2,534,000
2,108,000
  Repayments of long-term debt                -2,784,381
-2,224,191
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                        -224,361
-113,284

NET INCREASE IN CASH                              26,600
66,264

CASH - BEGINNING                                  65,951
74,937

CASH - ENDING                                     92,751
$141,201

CASH PAID DURING THE PERIOD
  Interest                                      $ 64,363
$ 79,370

  Income taxes                                  $680,611
$481,511





                                  -5-

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                            June 30, 1997
                            (UNAUDITED)

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

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                             June 30,
September 28,
                                              1997
1996

      Finished goods                       $3,241,891
$3,003,898
      Work in process                          21,687
21,687
      Raw materials                           286,864
286,864

                                           $3,550,442
$3,312,449

   The following factors were taken into consideration in determining inventory values:

      Goddard Valve Corp. - June 30, 1997 - $1,818,629
      (estimated) and September 28, 1996 - $1,657,426.
Interim
      inventories were valued by management using the gross profit method.

      Webstone Company, Inc. - June 30, 1997 - $1,731,813
      (estimated) and September 28, 1996 - $1,655,023.
Interim
      inventory was valued by management using the gross profit method. Total inventory is comprised of finished goods.

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

      continued
                                -6-

LONG-TERM OBLIGATIONS (continued)

   The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict
   payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

   At June 30, 1997 long-term obligations consisted of the following:

                                            LONG-TERM
CURRENT

   Revolving line of credit                 $728,503
$    -

   Capital lease obligation for machinery,
    payable in monthly installments of
    $5,274, through July 1, 1999, with
    imputed interest rate of 8.936% and
    monthly installments of $6,807, through
    March 1, 2,000, with imputed interest
    rate of 8.441%.                          192,443
121,900

                                            $920,946
$121,900


NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                            June 30,
September 28,
                                             1997
1996
   Deferred tax asset
     Deferred compensation                $  220,400      $
220,400
     Inventory valuation                      61,400
60,800
     Accrued salaries                          6,200
6,200
     Accrued environmental                    18,000
4,000
     Bad debts                                13,900
11,000

                                             319,900
302,400

     Depreciation                             47,400
53,400

                                          $  272,500      $
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


NOTE 8  COMMITMENTS:

During June 1996 the Company entered into a commitment to construct an addition to its manufacturing and warehouse facility in Worcester, Massachusetts. The total construction costs are expected to be approximately $270,000 which will be financed out of the Company's line of credit facility with BankBoston.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 1997 COMPARED TO
FISCAL QUARTER ENDED JUNE 30, 1996

      For the quarter ended June 30, 1997, consolidated sales were $2,277,000, a 7.5% increase over the same quarter of fiscal 1996. However, as noted last quarter, the stron growth in the level of new orders over the last couple of years appears to have leveled off, which management believes is a reflection of a temporary slow-down in the cryogenic industry. New Product lines were added to both divisions during the last quarter and two additional new products are expected to be added to the product line by the end of the fiscal year. Management anticipates that these new products will add new customers and increase revenues in the final quarter of the current fiscal year as well as in subsequent years, although there can be no assurance that that will occur.

      Gross profits as a percentage of sales increased from 32.6% in the third quarter of fiscal 1996 to 33.6% in the most recent quarter, reflecting a change of product mix. Selling and administrative expenses as a percentage of sales increased from 19.8% in the corresponding quarter last year to 21.3% in the most recent quarter as a result of the appointment of additional sales representatives, while interest costs were slightly lower in the most recent quarter than in the corresponding quarter in 1996. Earnings for the period of $161,500 ($.08 per share) were a 9.1% increase above the $147,900 ($.07 per share) earnings in the third quarter of fiscal 1996.

NINE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO
NINE MONTH PERIOD ENDED JUNE 30, 1996

      For the nine months ended June 30, 1997, consolidated sales were $8,139,000 compared to sales of $5,966,000 for 1996, a 36.4% increase. Goddard Valve's sales for the nine month period were up by 62.7% because of a heavy backlog of orders from new product lines and an increasingly larger market share for our cryogenic valves. Still to be completed within the fiscal year are two new products that will add further sales for this year and further growth for the years ahead. Our Webstone Division sales were just slightly higher than the nine month period for 1996.

      Selling and Administrative expenses as a percentage of sales for the nine month period were reduced slightly, while gross profit margins for the period were 33.6%, somewhat higher than the 32.7% reported for 1996. Gross profit margins vary slightly for each quarter because of product mix changes for that quarter. Inventory levels have increased only 7.2% since the June 1996 quarter to keep up with the 36.4% increase in sales. Net earnings for the first three quarters were $723,000
($.36 per/share) compared to $382,200 ($.19 per share) for 1996.

LIQUIDITY AND CAPITAL RESOURCES


      Historically, the Company has funded operations primarily through earnings and bank borrowings. At June 30, 1997, the Company had net working capital of approximately $4,163,000, including approximately $93,000 in cash. The Company has a line of credit of $1,750,000 from BankBoston which expires March 30, 1999 and which is collateralized by substantially all of the assets of the Company. At June 30, 1997, approximately $728,500 has been drawn under this line of credit. The Company believes that its working capital and cash position, together with this line of credit, provide sufficient liquidity to handle the normal working capital requirements of its present business.

      During the nine months ended June 30, 1997, operating activities of the Company provided $357,000 of cash. Cash was generated principally from earnings ($723,000) and depreciation and amortization ($181,000). The principal uses of cash were increases in inventories $238,000), reductions in income taxes liabilities ($164,000) and a decrease in accounts payable ($80,000).

      The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company is in the process of adding an additional 10,000 square feet of manufacturing and warehouse space to the rear of its existing building in Worcester.
Its lending bank has agreed to allow it to finance the addition using moneys available under the existing line of credit. The Company believes that the remaining amounts available under its line of credit after that borrowing, plus cash flow from operations and other available sources, should provide sufficient liquidity to handle the normal working capital requirements of its present business.

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

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.




































                        -11-




SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of            , 1997


                         GODDARD INDUSTRIES, INC.



                         by/s/Saul I. Reck
                         Saul I. Reck, President
                         Chief Executive Officer
                         and Principal Financial
                         Officer