Form 10KSB/A
period 1996-09-28
GODDARD INDUSTRIES INC
filed 1997-09-18
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
   FORM 10-KSB/A

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

     (4)   Instruments Defining the Rights of Security Holders:

      (a) Specimen certificate of common stock. (Filed as Exhibit 4(a) of Registration Statement on Form S-1 Registration No. 2-16854 of Reva Enterprises, Inc., now Goddard Industries, Inc.))*






                             -35-
                                                                    Page
(10)  Material Contracts:

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

                               -36-






                                                                    Page


   (l)   Settlement Agreement among the Town of                      55
          Shrewsbury, the Company and certain defendants and third-party defendants dated January 31, 1997. (Portions of the agreement have been omitted pursuant to a grant of confidential treatment.)

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






































                              -37-



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

GODDARD INDUSTRIES, INC.


By: _______________________________
      Saul I. Reck, President

                                -53-




LEXINGTON INSURANCE COMPANY


By: _______________________________
      Timothy Potvin








                               -54-
   Portions of Paragraph 14 have been omitted pursuant to
a grant of confidentiality treatment               EXHIBIT 10 (l)
                         SETTLEMENT AGREEMENT

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

                              -55-
      8. "Garrepy Platers" means Edward Garrepy Platers and its parent, subsidiary, predecessor and successor corporations and related entities and their respective officers, directors, shareholders, employees, insurers, agents, attorneys or other representatives.

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

     14. The defendants and Allegro agree to pay the Town the sum of Three Million, Six Hundred Thousand Dollars ($3,600,000). The contribution (also referred to herein as "share") by or on behalf of the individual defendants shall be as follows:

            a.    Neles-Jamesbury:                     $ [   *   ]
            b.    Goddard:                             $  750,000
            c.    Sprague/Allegro/Micro Tech:          $ [   *   ]
            d.    Worcester Sand:                      $ [   *   ]
            e.    Custom Coating:                      $ [   *   ]
            f.    Garrepy Platers:                     $ [   *   ]

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

   * Information omitted pursuant to a grant of confidentiality
      treatment.                  -56-

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


      (a) between the Town and each of Neles-Jamesbury, Sprague, Allegro, Micro Tech, Custom Coating, Worcester Sand and Garrepy Platers;

      (b) between Neles-Jamesbury and each of Sprague, Allegro, Micro Tech, Custom Coating, Goddard, Worcester Sand and Garrepy Platers;

      (c) between Sprague and each of Neles-Jamesbury, Allegro, Micro Tech, Custom Coating, Goddard, Worcester Sand and Garrepy Platers;

      (d) between Allegro and each of Sprague, Neles-Jamesbury, Micro Tech, Custom Coating, Goddard, Worcester Sand and Garrepy Platers;

      (e) between Micro Tech and each of Sprague, Allegro, Neles-
Jamesbury,
      Custom Coating, Goddard, Worcester and Garrepy Platers;


                             -57-

      (f) between Custom Coating and each of Sprague, Allegro, Micro
Tech,
      Neles-Jamesbury, Goddard, Worcester Sand and Garrepy Platers;

      (g) between Garrepy Platers and each of Sprague, Allegro, Micro
Tech,
      Custom Coating, Goddard, Worcester and Neles-Jamesbury; and

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

      32. The parties specifically agree that the individual contribution amounts of each party as set forth in paragraph 14, above, and in the Payment Agreements, shall remain confidential, except to the extent necessary to consider, agree to, execute and enforce the obligations of the parties; provided, however, that this paragraph shall be subject to disclosures which the Town may be required to make under M.G.L. c. 66, section 10 and M.G.L. c. 4, section 7, clause twenty-sixth.

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














                           -61-





































SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Report on Form 10-KSB for the year ended September 28, 1996 to be signed on its behalf by the undersigned, thereto duly authorized.

GODDARD INDUSTRIES, INC.





Dated:  April 25, 1997             By:   /s/  Saul I. Reck
                                         Saul I. Reck, President