Form 10KSB
period 1997-09-27
GODDARD INDUSTRIES INC
filed 1997-12-29
CIK 41980

- 16 -
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended September 27, 1997
                               or
[  ] Transition Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition Period from
_________ to

                  Commission File Number 0-2052

                    GODDARD INDUSTRIES, INC.
   (Name of Small Business Issuer as Specified in Its Charter)

         Massachusetts                      04-
                                     2268165
  (State or Other Juris-         (I.R.S. Employer
                                    Identifi-
 diction of Incorporation          cation No.)
     or Organization)

     705 Plantation Street, Worcester,          01605
               Massachusetts
 (Address of Principal Executive Offices)      (Zip
                                               Code)

  Issuer's Telephone Number, Including Area Code (508) 852-2435

Securities registered under Section 12(b) of the Act:

                          Name of Each Exchange
  Title of Each Class      On Which Registered

            None                        N/A

Securities registered under Section 12(g) of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for its most recent fiscal year are $10,108,000.

The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at December 1, 1997 was approximately $4,719,000, based on the mean of the high and low sale prices on that date as reported by the National Quotation Bureau, Inc.

As of December 1, 1997, there were outstanding 2,126,649 shares of Common Stock, par value $.01 per share.

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

     The Company's Goddard Valve Corp. subsidiary ( referred to as the "Valve Division") designs, manufactures and sells cryogenic gate, globe and check valves and control devices required for the handling of liquefied natural gas, liquid oxygen and other liquefied gases. The principal markets for the Valve Division's cryogenic valves historically have been public utility companies involved with liquefied natural gas and manufacturers of cryogenic tanks and transport trailers. In more recent years, markets for special cryogenic valves have developed for use on tanks required by the semi-conductor manufacturing and medical technology industries. The Valve Division's cryogenic valves are distributed domestically both by direct sales to customers and through independent sales representatives. The Valve Division also makes direct sales of the valves to customers in Canada, Europe and Asian countries.

     The Company's indirect subsidiary, The Webstone Company, Inc (referred to as the "Webstone Division") is an importer of brass, stainless steel and plastic plumbing products, as well as valves for the gas industry, all of which are manufactured and packaged to it's specifications in the Far East and in Europe, and marketed under the Webstone name nationally through sales representatives and in Canada through distributors. In addition, the Webstone Division also manufactures and distributes nationally certain domestic plumbing products, some of which have been designed by the Valve Division. The principal markets for the Webstone Division's plumbing products are plumbing supply and hardware wholesalers who redistribute products to plumbers and contractors involved in new construction or home alterations, and to retail hardware outlets.

     The Company is a Massachusetts corporation organized in 1959. Its executive offices are located at 705 Plantation
Street, Worcester, Massachusetts 01605.

     Sources of Supply; Foreign Suppliers.

     Raw materials for the Valve Division's business consist of stainless steel, aluminum and bronze castings and bar stock, which are available from a variety of regular and competitive suppliers. The Company does not anticipate difficulty in obtaining sufficient raw materials for that business.

     The Webstone Division purchases substantially all of the products for its plumbing supply business from a variety of sources in foreign countries. The Webstone name is stamped or cast into the part as well as its brand name being included in the packaging. The Webstone Division has alternative sources of supply in each country and does not anticipate problems in maintaining adequate sources of supply.

     The Webstone Division's reliance on foreign suppliers involves hazards shared by most enterprises doing business in foreign countries, including foreign economic and political risks, currency fluctuations and controls, tariffs and import controls. A substantial portion of the Webstone Division's purchases are made in East Asian countries. To date, the Webstone Division has not been affected by the recent economic instability in East Asia, although there can be no assurance that it will not be affected in the future.

     Dependence Upon Principal Customers.

     During fiscal 1997 the Valve Division sold a substantial amount of its products to three customers which are manufacturers of cryogenic vessels. It was dependent on one customer for 32.6% of its cryogenic valve business (approximately 21.7% of the Company's total revenue), and any loss or significant decrease in business from this customer would have a material adverse effect on the business of the Company. In addition, two other customers accounted for approximately 7.4% and 7.3%, respectively, of the Valve Division's cryogenic valve revenues during fiscal 1997, and the loss of either of those customer also could have a material adverse effect upon the Company.

     No single customer accounts for 10% of the revenues of the Webstone Division.

     Backlog.

     The dollar amount of backlog of orders believed to be firm for the Valve Division was approximately $860,000 as of the end of the 1997 fiscal year, as compared with approximately $1,846,000 at the end of fiscal 1996 and $776,000 at the end of fiscal 1995. The higher backlog at the end of fiscal 1996 compared to fiscal 1995 and fiscal 1997 was the result of a number of large orders received in fiscal 1996 which were delivered in fiscal 1997.

     The dollar amount of orders believed to be firm in the Webstone Division as of the end of fiscal 1997 was approximately
$107,000, as compared with approximately $110,000 as of the end of the preceding fiscal year.

     No part of the backlog of either business is seasonal.
Backlog varies according to business conditions within the industry for both businesses. All backlog is expected to be shipped within the current fiscal year.

     Competition.

     All aspects of the Company's business are highly competitive. The Company believes there are between six and eight principal competitors in the Valve Division's cryogenic valve business. The Valve Division competes on the basis of product performance and dependability. The Company believes that the Valve Division's competitive position within that industry has improved during the past several years, although there can be no assurance that that situation will continue.

     The Company believes there are approximately eight to ten other major importers of foreign plumbing supplies which distribute nationally and which compete with the Webstone Division. The Company does not believe that there have been any changes in competitive conditions in the plumbing supply business or in the competitive position of the Webstone Division in that industry during the past fiscal year. The Webstone Division competes on the basis of price and delivery.

     Research and Development.

     During the last fiscal year, the Company spent approximately $175,000 and had seven employees working full or part time on Company-sponsored research and development, all of which was spent on cryogenic valve development. During the previous year the Company also spent approximately $175,000 for research and development.

     The Company has obtained a number of patents and has additional patent applications pending with respect to certain of the products of the Valve Division. There can be no assurance that any of the pending patent applications will be granted or that existing patents will be enforceable. While the Company believes the patents have value, it believes that the success of the Valve Division depends more upon the technical competence and manufacturing skills of its employees than upon patents.

ITEM 2.  Properties.

     The Company's executive offices and the business of both the cryogenic valve subsidiary and the plumbing products subsidiary are located at 703-705 Plantation Street, Worcester, Massachusetts in a building on a main thoroughfare owned by Goddard Valve. The building is a one-story building erected in 1961, containing approximately 37,000 square feet, including a 27,000 square foot masonry structure and an approximately 10,000 square foot steel structure addition added in 1997. It is owned by the Goddard Valve subsidiary. With the completion of that addition, the facility should be adequate to meet Company needs for the foreseeable future. The Company believes that its existing facilities and equipment are well maintained and in good operating condition.

ITEM 3.  Legal Proceedings.

     In 1987, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the fact that an environmental site assessment performed at its facility at 705 Plantation Street, Worcester for a proposed bank financing had revealed that there may have been a release or threat of release of oil or hazardous materials. In 1989, the DEP designated the site as a disposal site under the Massachusetts Oil and Hazardous Material Release, Prevention and Response Act (popularly known as Chapter 21E). In 1991, the Company submitted a Phase One Limited Site Investigation report to DEP. In 1995, the site was designated as a Tier 1C Site under the Massachusetts Contingency Plan. Further site investigation is presently being performed pursuant to a permit from the DEP.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the stockholders of the Company during the fourth quarter of the 1997 fiscal year.

                             PART II

ITEM 5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq Bulletin Board. As of December 1, 1997, there were 900 holders of the Company's Common Stock. The quarterly high and low bid prices of the Company's Common Stock for the two fiscal years ending September 28, 1996 and September 27, 1997 are set forth below. Prices are based upon quotations from the National Quotation Bureau, Inc.

                _________________________________

                     FISCAL 1996 BID PRICES

                              High        Low

Quarter         12/31/95   $ .9375    $ .3125
Ending:
                3/31/96    1.000      .5312
                6/30/96    1.000      .8125
                9/28/96    1.250      .8125


                     FISCAL 1997 BID PRICES

                              High        Low

Quarter          12/31/96  $1.875     $1.625
Ending:
                3/31/97    $2.50      $2.00
                6/30/97    $2.75      $2.563
                9/27/97    $4.375     $4.00


  As of the end of fiscal 1997, the Company had never declared a cash dividend, although it has declared stock dividends from time to time.

    ITEM 6.   Management's Discussion and Analysis or Plan of
                           Operation.

          Results of Operations - 1997 Compared to 1996

        Consolidated sales for fiscal 1997 were a record $10,108,000, a 21.8% increase over consolidated sales in fiscal
1996. This was primarily due to a 34.3% increase in sales in the Valve Division from $5,000,000 to $6,727,000 resulting from more frequent orders from larger customers. Sales in the Webstone Division increased 2.8% from $3,290,000 to $3,382,000 as a result of customers testing some of our newer product lines. Backlog declined from $1,956,000 at fiscal 1996 year-end to $967,000 at fiscal 1997 year-end as the result of completion in fiscal 1997 of a number of large orders received by the Valve Division in fiscal 1996 which were delivered in fiscal 1997.

    The Company's gross profit margin decreased slightly from 36.4% in fiscal 1996 to 35.8% in fiscal 1997 as a result of a small increase in basic costs of materials. Sales and administrative expenses declined as a percentage of sales from
  22.0% to 20.3% reflecting economies as a result of increased sales volume.

       Consolidated operating profit increased 31.1% from $1,197,000 in fiscal 1996 to $1,570,000 in fiscal 1997.
   Operating profit of the Valve Division increased 35.9% from $1,103,000 in fiscal 1996 to $1,498,000 in fiscal 1997, while operating profit of the Webstone Division declined by 24.1% from $94,000 in fiscal 1996 to $72,000 in fiscal 1997.

   Interest expense declined 16.5% for fiscal 1997 as a result of lower interest rates and somewhat lower borrowing levels.

    As a result of the above developments, the Company's net income increased 30.0% to $890,000 in fiscal 1997, compared to $685,000 in fiscal 1996. This produced primary net income per share of $.42 in fiscal 1997 and $.33 in fiscal 1996.

          Results of Operations - 1996 Compared to 1995

  Consolidated sales for fiscal 1996 were a record $8,300,000, a 22.6% increase over consolidated sales in fiscal 1995. The
34.0% increase in sales in the Valve Division from $3,739,000 to
  $5,010,000 resulted from substantially larger orders for both standard and newly designed product lines. The 8.5% increase in Webstone Division revenues from $3,032,000 to $3,290,000 resulted from larger orders in a newly acquired faucet line and from an increased market share of standard catalog items. At fiscal 1996 year-end, the backlog of orders in the Valve Division was approximately 2 1/2 times higher than it was at fiscal 1995 year-end as a result of a number of large orders received in fiscal 1996 which called for delivery in fiscal 1997.

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

   As a result of the above, the Company's primary net income increased 59.2% to $685,000 in fiscal 1996, compared to $430,000 in fiscal 1995. This produced primary net income per share of $.33 in fiscal 1996 and $.21 in fiscal 1995.

                 Liquidity and Capital Resources

    Historically, the Company has funded operations primarily through earnings and bank borrowings. At September 27, 1997, the
    Company had working capital of approximately $3,978,000, including $83,000 in cash. The Company also had a line of credit of $1,750,000 with BankBoston collateralized by substantially all of the assets of the Company. On September 27, 1997, approximately $621,000 had been drawn under that line of credit, which bears interest at a rate equal to the bank's prime rate plus 3/4 of 1%.

   During fiscal 1997, the operations of the Company produced $783,000 of cash. The major sources of cash were net income
 ($890,000) and depreciation ($241,000).  Principal uses of cash were the additional investment in inventories ($229,000), increased accounts receivable ($48,000) and payment of income taxes ($139,000). A large one time payment of an environmental litigation settlement was largely offset by payments toward that settlement from the Company's insurance carriers.

  During fiscal 1997, investment activities used approximately $409,000, as the Company used approximately $230,000 for the construction of an addition to the Company's Plantation Street facility and approximately $179,000 for the purchase of machinery and equipment, compared to $140,000 used for purchase of machinery and equipment in the prior year. Financing activity consumed approximately $357,000 in iscal 1997 as the Company paid down long term debt.  This was partially offset by stock sales from option exercises and employee stock purchase program
                           purchases.

   The 1997 addition to the rear of the Company's facility in Worcester was financed completely by using moneys available under the BankBoston line of credit. The Company believes that the remaining amounts available under the line of credit should provide sufficient liquidity to handle the normal working capital requirements of its present business, although there can be no assurance that that will be the case.

    The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

    As more fully described under Item 3 and in Note 8 to the financial statements, the Company is responsible to perform additional environmental assessment of its Worcester, Massachusetts property. Based upon presently available information, the Company does not anticipate that the resolution of the DEP matter will have a material adverse effect on the
                 Company's financial resources.

   The Company performed an internal assessment of the cost to modify its computer systems so that it will be able to process information or logic involving the year 2000 and beyond completetely and accurately. The Company estimates that the total cost to address this "Year 2000 problem" is approximately $50,000. The Company has performed approximately one-third of the anticipated work.  The Company is not able to assess what the impact of the Year 2000 problem may be on its suppliers and customers.

  The Company's results of operations have not been materially effected by seasonality.



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



                            PART III

 ITEM 9.   Directors, Executive Officers, Promoters and Control
                            Persons;

          Compliance With Section 16(a) of the Exchange Act.

Information As To Officers, Directors and Beneficial Owners

     The following table sets forth certain information, as of November 30, 1997 with respect to each director, all officers and directors as a group (7 persons) and each person owning five percent or more of the Company's Common Stock. This table is based on information furnished by such persons.

                                      Number
                                      of
                                      Shares             Year
                                      of                 Term
Name, Age, Principal                  Common    Percent  Would
Occupation and Address    Director    Stock     of       Expire
                          Since       Benefici  Class    and
                                      ally               Class
                                      Owned
                                      (1)

Dr. Jacky Knopp, Jr., 75 1972         78,000(2  3.7%     1999
President, Crosby                     )                  Class 3
Research Associates
(marketing and
management consultants)
211 Delamere Road,
Buffalo, NY;
Account Executive, Moors
& Cabot, Inc. (stock
brokerage firm)
4575 Main Street,
Amherst, NY;
Professor Emeritus of
Canisius College,
Buffalo, NY

Saul I. Reck, 79         1959         321,955(  15.1%    2000
President of the Company              3)                 Class 1

Lyle E. Wimmergren, 66   1978                   *        1998
Professor Emeritus of                 10,000(4           Class 2
Management                            )
Worcester Polytechnic
Institute
55 Liberty Hill Road,
Henniker, NH

Robert E. Humphreys, 55  1997         462,950(  21.7%    1998
President of Antigen                  5)                 Class 2
Express, Inc., a company
focused on creating
drugs for auto-immune
diseases, August 1995-
present; Professor and
Interim Chair,
Department of
Pharmacology, University
of Massachusetts Medical
School prior to August
1995
One Innovation Drive
Worcester, MA  01605


All executive officers   ---          976,305(  42.6%    ---
and directors as a group              6)
(7 persons)

Joseph A. Lalli          ---          183,550(   8.6%    ---
6 Middlemont Way, Stow,               7)
MA


-------------------------------------

*Less than one percent
     (1) Unless otherwise noted, each person identified possesses sole voting and investment power.
     (2) Includes 32,000 shares owned Dr. Knopp's wife, as to which he disclaims beneficial interest, and an option to acquire 10,000 shares held by Dr. Knopp.
     (3) Includes 5,250 shares held by Mr. Reck's wife, as to which he disclaims beneficial interest.
     (4) Consists of options to acquire 10,000 shares held by Mr. Wimmergren.
     (5) Includes 217,650 shares as to which Mr. Humphreys has sole voting and dispositive power and 240,300 shares as to which Mr. Humphreys shares voting and dispositive power by virtue of a power of attorney over the investment accounts of seven persons. Mr. Humphreys and certain other persons, acting as a group, beneficially own an aggregate of 457,950 shares. Also includes an option to acquire 5,000 shares held by Mr. Humphreys.
     (6) In addition to the matters noted above in (2) - (5), includes 19,900 shares owned by an executive officer jointly with his wife and options on 25,000 shares held by two officers.
     (7) Mr. Lalli has reported to the Company that a Schedule 13D, Amendment No. 6, was filed with the Securities and Exchange Commission indicating that he has sole voting and dispositive power of 154,050 shares and shared voting and dispositive power with his wife of 29,500 shares.

     All of the directors other than Mr. Humphreys have had the same principal occupation for the last five years, except that the Amherst, New York office of Moors & Cabot, Inc. at which Dr. Knopp is an account executive was previously owned by other brokerage firms. Saul I. Reck is the father of Michael E. Reck, President of the Webstone Division, and of Joel M. Reck, Clerk of the Company.

     The Board of Directors of the Company held four meetings during the fiscal year ended September 27, 1997. Each present director attended at least 75% of the meetings of the Board of Directors and of all committees of which he was a member.

     The Board of Directors has an Audit Committee and a Compensation Committee, both composed of Dr. Knopp and Mr. Wimmergren. The Audit Committee, which met twice during the last fiscal year, is charged with recommending to the Board of Directors retention of a firm of independent accountants and with reviewing the Company's internal audit and accounting controls, the report of the independent accounts and the financial statements of the Company. The Compensation Committee, which met twice during the last fiscal year, is responsible for recommending salary and bonus levels of officers and key employees. There is no Nominating Committee of the Board of Directors. The Board of Directors as a whole will consider nominees for director submitted to it in writing by any shareholder.

Executive Officers of the Company

     The executive officers of the Company are as follows:

Name            Age         Position        Executive Officer
                                                  Since

Saul I. Reck     79    Chairman of the            1959
                       Board
                       President and
                       Treasurer

Donald R.        62    Vice President             1973
Nelson

Michael E.       40    President of               1997
Reck                   Webstone Division


     The term of office for all officers is from one annual meeting of the Board of Directors to the next, subject to the right of the Board of Directors to remove an officer at any time, subject to the provisions of Mr. Reck's Employment Agreement described under item 10 below.

     Saul I. Reck and Donald R. Nelson have been employed by the Company in the above-described capacities for more than five years. Michael E. Reck joined the Company in August 1993 as Sales Manager of the Webstone Division. In November 1996 he was named President of the Webstone Division, and in December, 1997 he was designated an executive officer of the Company. Before joining the Company, he owned and operated a restaurant.

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

     Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years; the Company believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended September 27, 1997.

ITEM 10.  Executive Compensation.

                   SUMMARY COMPENSATION TABLE

                                   Annual Compensation

Name and        Fiscal     Salary    Bonus (1)     Other
Principal        Year                              Annual
Position         Ended       $           $      Compensatio
                                                   n (2)
                                                     $

Saul I. Reck    9/27/97   $115,000    $143,300    $10,000
  President &   9/28/96   115,000     108,700      10,000
  Treasurer     9/30/95   115,000      55,000      10,000

Donald Nelson   9/27/97   $85,200     $20,000      ------
                9/28/96    81,400      15,000      ------
                9/30/95    79,200      10,000      ------

     (1) Under the terms of his Employment Agreement with the Company described below, Mr. Reck is entitled to receive a bonus equal to 10% of the amount by which Company pre-tax profits exceed specified base amounts.

     (2) Consists of cash payments to Mr. Reck to be used for purchase of retirement benefits.

     The following table shows information concerning the exercise of stock options during fiscal 1997 and the fiscal year-end value of unexercised options and stock appreciation rights.

             AGGREGATED OPTION/SAR EXERCISES IN LAST
            FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                    Number of
                                    Securities    Value of
                                    Underlying  Unexercised
              Shares                Unexercise  In-the Money
             Acquired     Value         d       Options/SARs
Name            on       Realized   Options/SA       at
             Exercise                   Rs        9/27/97
                                     9/27/97
                                    Exercisabl  Exercisable
                                        e
                (#)        ($)         (#)          ($)

Saul I.       75,000     $281,250      ---          ---
Reck
Donald          ---        ---        20,000      $82,500
Nelson


     Under an Employment Agreement with Saul I. Reck entered into in 1989, as amended in 1992 and again in 1994, Mr. Reck has agreed to be employed by the Company as Chairman of the Board and President on a full time basis. Mr. Reck received a base salary of $115,000 in fiscal 1997, plus $10,000 to be used to purchase a retirement benefit. In addition, Mr. Reck receives a bonus equal to 10% of the amount by which the Company's pre-tax profits exceed a base amount. After he retires, Mr. Reck will be entitled to receive an unfunded annuity of $60,000 per year for his life. On his death, his surviving spouse will be entitled to an annuity of $30,000 per year for life, with both amounts payable under these annuities subject to adjustment based upon cost of living increases after October 1, 1993.

Compensation of Directors

     Each director who is not also an officer or employee of the Company receives a base fee of $2,400 per year. Each director who is not also an officer or employee of the Company and who lives in the greater Worcester area receives $500 for each directors' meeting he attends. Each director who is not also an officer or employee of the Company and who lives outside the greater Worcester area receives $600 for each such meeting, plus travel expenses to and from Worcester. No extra compensation is paid for attendance at meetings of committees. All non-employee directors as a group were paid $12,700 for services rendered during fiscal year 1997.

     The Board of Directors has a Severance Compensation Plan for certain officers and all directors in the event that there is a "change in control" of the Company not approved by the Board of Directors resulting in the termination of employment or reduction in the duties and responsibilities of the President, Vice-Presidents and Treasurer (as determined by the Board of Directors) and/or a termination of service as director of the Company. The plan provides that such President, Vice Presidents and Treasurer will continue to receive the compensation being paid to them at the time of the termination or change in the nature of employment, for a period of five years following such termination or change, and the non-employee directors will continue to receive directors' fees of $500 or $600 per fiscal quarter, depending on whether or not the director lives in the greater Worcester area, for such five year period. At the current rate of compensation this would entail an aggregate payment of $1,899,000 to the executive officers as a group and a payment of $61,000 to the non-employee directors as a group.

ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management.

     Information concerning security ownership of certain beneficial owners and management required by this Item 11 is hereby incorporated by reference to the information contained under the heading "Information As To Officers, Directors and Beneficial Owners" in Item 9 above.

ITEM 12.  Certain Relationships and Related Transactions.

     None.

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)(1)         Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull & Bitsoli,
               P.C. dated November 17, 1997. (See page 21 hereof.)

          2.   Consolidated Balance Sheet as of September 27,
               1997 and September 28, 1996. (See page 22 hereof.)

          3. Consolidated Statement of Income for the fifty-two weeks ended September 27, 1997, the fifty-two weeks ended September 28, 1996 and fifty-two weeks ended September 30, 1995. (See page 23 hereof.)

          4. Consolidated Statement of Stockholders' Equity for the fifty-two weeks ended September 27, 1997, the fifty-two weeks ended September 28, 1996 and fifty-two weeks ended September 30, 1995. (See page 24 hereof.)

          5. Consolidated Statement of Cash Flows for the fifty-two weeks ended September 27, 1997, the fifty-two weeks ended September 28, 1996 and fifty-two weeks ended September 30, 1995. (See page 25 hereof.)

          6.   Notes to the Consolidated Financial Statements.
               (See pages 26-38 hereof.)

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

     (10) Material Contracts:

          (a) Consolidated Revolving and Term Credit and Security Agreement dated as of January 3, 1991 among subsidiaries of the Company and the First National Bank of Boston (the "Bank"). (Filed as
               Exhibit 10(h) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

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

          (i)(A) Settlement Agreement and Release between the Company and St. Paul Fire and Marine Insurance Company dated July, 1996. (Filed as Exhibit 10(i)(A) to the Company's Form 10-K for the fiscal year ended September 28, 1996.)*

              (B)   Amendment to Settlement Agreement and Release
               executed December 3, 1996.  (Filed as Exhibit
               10(i)(B) to the Company's Form 10-K for the fiscal year ended September 28, 1996.)*

          (j) Form of Settlement Agreement and Release between the Company and Gibralter Casualty Company dated January 31, 1997. (Filed as Exhibit 10(j) to the Company's Form 10-K for the fiscal year ended September 28, 1996.)*.

          (k) Form of Settlement Agreement and Release between the Company and Lexington Insurance Company dated January 31, 1997. (Filed as Exhibit 10(k) to the Company's Form 10-K for the fiscal year ended September 28, 1996.)*

          (l) Form of Settlement Agreement among the Town of Shrewsbury, the Company and certain defendants and third-party defendants dated January 31, 1997. (Filed as Exhibit 10(l) to the Company's Form 10-K for the fiscal year ended September 28, 1996.)*

     (11) Statement Re Computation of Per Share Earnings.  The
          Statement Re Computation of Per Share Earnings is set forth in Note 14 to the Company's Consolidated
          Financial Statements.

     (21) Subsidiaries of the Registrant. (Filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended
          September 30, 1989.)*

      (27)     Financial Data  Schedule.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended September 27, 1997.




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

                                   GODDARD INDUSTRIES, INC.



Dated:  December 22, 1998          By:
                                     Saul I. Reck, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                  DATE

/s/ Saul I Reck       Director, Principal      December 22, 1997
Saul I. Reck          Executive Officer,
                      Principal Financing
                      Officer and Principal
                      Accounting Officer



/s/ Jacky Knopp, Jr.  Director                 December 22, 1997
Jacky Knopp, Jr.

/s/ Robert E.         Director                 December 22, 1997
Humphreys
Robert E. Humphreys

/s/ Lyle Wimmergren   Director                 December 22, 1997
Lyle Wimmergren


            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


            SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


                          EXHIBIT INDEX


Exhibit
Number
Page

     (3)  Articles of Incorporation and By-Laws:

          (a)  Articles of Organization.  (Filed as
               Exhibit 3 to the Company's Registration
               Statement on Form S-1 (Registration No. 2-
               16854 of Reva Enterprises, Inc., now
               Goddard Industries, Inc.))*

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

     (10) Material Contracts:

          (a)  Consolidated Revolving and Term Credit and
               Security Agreement dated as of January 3,
               1991 among subsidiaries of the Company and the First National Bank of Boston (the
               "Bank").  (Filed as Exhibit 10(h) to the
               Company's Form 10-Q for the quarter ended
               March 31, 1991.)*

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

          (i)(A)    Settlement Agreement and Release
               between the Company and St. Paul Fire and Marine Insurance Company dated July, 1996.
               (Filed as Exhibit 10(i)(A) to the
               Company's Form 10-K for the fiscal year
               ended September 28, 1996.)*

              (B)   Amendment to Settlement Agreement and
               Release executed December 3, 1996. (Filed as Exhibit 10(i)(B) to the Company's Form
               10-K for the fiscal year ended September
               28, 1996.)*

          (j) Form of Settlement Agreement and Release between the Company and Gibralter Casualty
               Company dated January 31, 1997.  (Filed as
               Exhibit 10(j) to the Company's Form 10-K for the fiscal year ended September 28, 1996.)*.

          (k) Form of Settlement Agreement and Release between the Company and Lexington
               Insurance  Company dated January 31, 1997.
               (Filed as Exhibit 10(k) to the Company's
               Form 10-K for the fiscal year ended
               September 28, 1996.)*

          (l)  Form of Settlement Agreement among the
               Town of Shrewsbury, the Company and
               certain defendants and third-party
               defendants dated January 31, 1997. (Filed as Exhibit 10(l) to the Company's Form 10-
               K for the fiscal year ended September 28, 1996.)*

     (11) Statement Re Computation of Per Share Earnings.
          The Statement Re Computation of Per Share
          Earnings is set forth in Note 14 to the
          Company's Consolidated Financial Statements.

     (21) Subsidiaries of the Registrant.  (Filed as
          Exhibit 22 to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

      (27)     Financial Data  Schedule.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended September 27, 1997.




#648757 v4 - SEARLEJR - dwl104!.DOC - 1170/1170

                                1






                  Independent Auditors' Report




The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of September 27, 1997 and September 28, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goddard Industries, Inc. and Subsidiaries as of September 27, 1997 and September 28, 1996 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 27, 1997, in accordance with generally accepted accounting principles.










                 /s/  GREENBERG, ROSENBLATT, KULL & BITSOLI, P.C.

Worcester, Massachusetts
November 17, 1997

            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                           1997           1996

                  ASSETS (All pledged, Note 4)

Current assets:
  Cash                                 $   82,943      $   65,951
  Accounts receivable (less allowance
    for doubtful accounts of $30,900
    in 1997 and $27,600 in 1996)        1,203,244       1,154,871
  Other receivables (Note 8)                -             785,000
  Inventories (Note 2)                  3,541,862       3,312,449
  Prepaid expenses                         31,420          33,809
  Deferred income taxes (Note 7)          133,000          82,000
    Total current assets                4,992,469       5,434,080

Property, plant and equipment (Note 3)  1,440,831       1,052,566
Other assets:
  Excess of cost of investment in
    subsidiaries over equity in net
    assets acquired (less accumulated
    amortization of $125,661 in 1997
    and $121,905 in 1996)                  14,624          18,380
  Deferred income taxes (Note 7)          165,000         167,000

    Total other assets                    179,624         185,380

Total assets                           $6,612,924      $6,672,026

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term
    debt (Note 4)                      $  119,000      $   51,000
  Accounts payable                        374,689         317,321
  Accrued expenses                        423,035         399,861
  Accrued environmental costs
        (Note 8)                           45,000         795,000
  Income taxes payable                     52,660         191,771

    Total current liabilities           1,014,384       1,754,953

Long-term debt (Note 4)                   786,668       1,026,398

Deferred compensation (Note 9)            551,000         551,000

Shareholders' equity: (Notes 5 and 13)

  Common stock - par value $.01 per
    share; authorized 3,000,000 shares,
    issued and outstanding 2,126,649
    shares in 1997 and 2,040,129
    in 1996                                21,266          20,401
  Additional paid in capital              429,353         399,353
  Retained earnings (Note 4)            3,810,253       2,919,921

    Total shareholders' equity          4,260,872       3,339,675

Total liabilities and shareholders'
  equity                               $6,612,924      $6,672,026
           The accompanying notes are an integral part of the consolidated financial statements


            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED SEPTEMBER 27, 1997,
            SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                               1997           1996        1995

Sales                      $10,108,379   $ 8,300,167  $ 6,770,841

Cost of sales (Note 10)      6,488,124     5,280,654    4,343,329

    Gross profit             3,620,255     3,019,513    2,427,512

Selling and administrative
  expenses (Notes 8, 11
  and 12)                    2,050,501     1,822,502    1,614,656

    Operating profit         1,569,754     1,197,011      812,856

Other income (expense):
  Interest expense             (85,654)     (102,529)
(151,009)
  Other income                  31,232        55,600       47,241

    Total other income
     (expense)                 (54,422)      (46,929)
(103,768)

Income before income taxes   1,515,332     1,150,082      709,088

Income taxes (benefit): (Note 7)
  Current                      674,000       519,000      296,000
  Deferred                     (49,000)      (54,000)
(17,000)

    Total income taxes         625,000       465,000      279,000

Net income                 $   890,332   $   685,082  $   430,088


Net income per share: (Note 14)
    Primary                $       .42   $      0.33  $      0.21
    Fully diluted          $       .42   $      0.32  $      0.21





















           The accompanying notes are an integral part of the consolidated financial statements
            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 27, 1997,
            SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995





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
685,082

  Stock issued under
    employee stock
    purchase plan
    (Note 13)                7,325      73    3,590       -
3,663

Balance at
  September 28,
  1996            2,040,129  20,401  399,353   2,919,921
3,339,675

  Net income        -        -         -         890,332
890,332

  Stock Options
    Exercised        80,000     800   20,450       -
21,250

  Stock issued under
    employee stock
    purchase plan
    (Note 13)         6,520      65    9,550       -
9,615

Balance at
  September 27,
  1997            2,126,649 $21,266 $429,353  $3,810,253
$4,260,872
















           The accompanying notes are an integral part of the consolidated financial statements
            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 27, 1997,
            SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                                      1997       1996       1995
Operating activities:
  Net income                       $ 890,332  $ 685,082  $
430,088
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Depreciation and amortization   240,510    207,740
205,708
     Provision for losses on
      accounts receivable             (3,300)    (1,000)
12,000
     Changes in assets and
      liabilities:
       Accounts receivable           (45,073)  (180,394)
(235,272)
       Other receivables             785,000   (785,000)      -
       Inventories                  (229,413)  (401,215)
(333,017)
       Prepaid expenses                2,389    (10,790)
52,098
       Accounts payable               57,368     11,666
(68,768)
       Accrued expenses               23,174    143,230
99,484
       Accrued environmental costs  (750,000)   795,000       -
       Income taxes payable         (139,111)   (30,855)
222,626
       Deferred income taxes         (49,000)   (54,000)
(17,000)
       Deferred compensation            -        38,000
38,000

       Net cash provided by
          operating activities       782,876    417,464
405,947

Investing activities:
  Property, plant and equipment
    additions                       (409,190)  (139,817)
(131,717)

Financing activities:
  Proceeds from long-term debt     3,509,000  2,900,000
1,909,000
  Repayments of long-term
    debt                          (3,896,559)(3,190,296)
(2,170,927)
  Issuance of common stock            30,865      3,663           -

       Net cash used in
          financing activities      (356,694)  (286,633)
(261,927)

Net increase (decrease) in cash       16,992     (8,986)     12,303

Cash - beginning                      65,951     74,937      62,634

Cash - ending                       $ 82,943 $   65,951     $74,937

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid during the year:
  Interest                          $ 87,754 $  105,108
$150,069

  Income taxes                      $813,111 $  549,855    $
46,945





           The accompanying notes are an integral part of the consolidated financial statements


            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation:
       The consolidated financial statements include the accounts of Goddard Industries, Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     Fiscal year:
       The Company's fiscal year ends on the Saturday nearest to September 30. The years ended September 27, 1997,
       September 28, 1996 and September 30, 1995 each contain 52 weeks.

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

            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Estimates:
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Although these estimates are based on management's knowledge of current events and actions to be undertaken in the future, they may differ from actual results.

     Forward Exchange Contracts:
       The Company periodically enters into forward exchange contracts in foreign currencies to hedge against anticipated foreign currency commitments with respect to inventory purchases. The gains or losses on these contracts are included as part of the cost of sales.


(2)  INVENTORIES

    Inventories consist of the following:

                                              1997       1996

          Finished goods                   3,106,049  $3,003,898
          Work in process                     66,441      21,687
          Raw materials                      369,372     286,864

                                          $3,541,862  $3,312,449

(3)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                               1997        1996

          Land                            $    12,865  $
12,865
          Building and improvements           909,881
665,658
          Machinery, equipment and tools    3,189,821
2,821,028
          Office equipment and fixtures       154,270
142,267
                                            4,266,837
3,641,818
             Accumulated depreciation      (2,826,006)
(2,589,252)

                                           $1,440,831
$1,052,566


    Depreciation expense charged to income was $236,754, $203,984 and $201,952 in 1997, 1996 and 1995, respectively.

            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTMEBER 30, 1995




(4) LONG-TERM DEBT

     Long-term debt consists of the following:
                                                 1997      1996
       Revolving line of credit of
       $1,750,000 of which a maximum
       of $300,000 may be used for
       letters of credit, due to expire
       March 31 1999.  Advances are
       limited by a formula applied to
       eligible receivables and inventory
       and are secured by all assets of
       the Company. The agreement carries
       interest at the bank's prime rate
       plus 3/4% (9.25% and 9.0% for 1997
       and 1996 respectively) and provides
       for a commitment fee of 1/2% of any
       unused balance                      $621,000    $884,503

       Capital lease obligation, payments
       of $5,273 per month including
       interest at 9%, due in 1999          106,653     157,895

       Capital lease obligation, payments
       of $6,807 per month including
       interest at 8.5%, due in 2000        178,015        -

       Notes due 1998, unsecured,
       interest payable monthly at 10%,
       due to related parties.                -          35,000

                                              905,668   1,077,398
         Current maturities                   119,000      51,000

                                           $  786,668  $1,026,398

      Minimum estimated principal payments are as follows:
              1998                         $  119,000
              1999                            746,500
              2000                             40,168

                                           $  905,668

     The above principal payments include amounts due under the capital lease obligation of $145,000 in 1998, $135,000 in 1999 and $34,000 in 2000, including amounts representing interest of $28,700.
            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEBER 30, 1995




(4)  LONG-TERM DEBT (continued)

     The Company entered into the above referenced lease agreements for certain machinery and equipment. Assets directly financed through leases totaling $215,829 for 1997, $166,000 for 1996 and $248,000 for 1995 are included in property plant and equipment. Amortization of these assets totaling $34,949 in 1997, $8,300 in 1996 and $24,864 in
     1995, is included in depreciation expense and accumulated depreciation.

     Under the revolving line of credit the Company is subject to a number of covenants, the most restrictive of which relate to maintenance of minimum working capital, tangible net worth, and profitability levels. These agreements also restrict payment of cash dividends to 10% of the immediately preceding year's net income which represents unrestricted consolidated retained earnings.

(5)   COMMON STOCK OPTIONS

      In each of 1997 and 1996 the Company granted options for 5,000 shares to each non-employee director and in varying amounts to certain employees, for an aggregate of 69,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is five years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997.

                                    1997             1996

        Dividend yield              None             None
        Expected volatility        68.19%           62.12%
        Risk free interest rate     5.80%            6.12%
        Expected lives             5 years          5 years

     A summary of the status of the Company's outstanding options as of September 27, 1997, September 28, 1996 and September 30, 1995 and the changes during the years ending on those dates are presented below:
            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEBER 30, 1995


(5)   COMMON STOCK OPTIONS (continued)

                      September        September      September
                       27, 1997         28, 1996       30, 1995

                         Weighted       Weighted       Weighted
                          Average        Average        Average
                           Exercise       Exercise       Exercise
                  Shares    Price  Shares  Price  Shares  Price
   Outstanding at
    beginning
    of year:     105,000  $  0.32   75,000 $  0.25  75,000 $
0.25
    Granted       39,000  $  1.88   30,000 $  0.50     -
-
    Exercised    (80,000)     .27      -         -     -
-

   Outstanding
     at end
     of year:     64,000  $  1.34  105,000 $  0.32  75,000 $
0.25

   Options
     Exercisable
     at year end  64,000           105,000          75,000



      Weighted
       average fair
       value of
       options
       granted
       during
       the year   $  1.16           $   .28         $   -


     The following summarizes information about fixed stock options outstanding at September 27, 1997:

               Options Outstanding          Options Exercisable

                       Weighted
              Number    Average              Number
               Out-   Remaining   Weighted     Exer-    Weighted
             standing  Contrac-    Average    cisable   Average
  Exercise      at     tual Life  Exercise      at      Exercise
    Price     9/27/97  in years    Price     9/27/97     Price


   $ .50      25,000     3.25    $ .50      25,000        $ .50

   $1.88      39,000     4.50    $1.88      39,000        $1.88



              64,000                        64,000








            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEBER 30, 1995


(5)   COMMON STOCK OPTIONS (Continued)

      The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized. Had compensation costs been determined on the basis of FASB Statement 123 in 1997 and 1996, net income would have been reduced to $865,767 and $680,065 which would have decreased primary net income per share by $.01 in 1996. There would have been no affect on primary net income per share in 1997 or on fully diluted net income per share in 1997 or 1996.


(6)   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying value of long-term debt approximates fair value since the rates and terms of these instruments are substantially equivalent to those the Company would offer or obtain at the balance sheet date.


(7)   INCOME TAXES

     The following is a reconciliation of income tax expense computed at the Federal statutory income tax rate to the provision for income taxes:
                                    1997       1996       1995
       Federal income taxes at
         the statutory rate   $ 515,200   $ 391,000   $ 241,000
       State income taxes net
       of federal income tax
       benefit                  103,600      72,100      44,000
       Nondeductible expenses     5,800       5,500       4,900
       Other                        400      (3,600)    (10,900)

       Income taxes           $ 625,000   $ 465,000   $ 279,000


     The provision for income taxes is summarized as follows:
                                  1997       1996         1995
     Current:
        Federal                $ 517,000   $ 400,000   $ 227,000
        State                    157,000     119,000      69,000
                                 674,000     519,000     296,000
     Deferred:
        Federal                  (37,000)    (42,000)    (12,800)
        State                    (12,000)    (12,000)     (4,200)
                                 (49,000)    (54,000)    (17,000)

                               $ 625,000   $ 465,000   $ 279,000








            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEBER 30, 1995




(7)   INCOME TAXES (continued)

     The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets totaling $298,000 at September 27, 1997 and $249,000 at September 28, 1996 are as follows:

                                              1997        1996
       Deferred tax assets:
          Deferred compensation          $ 220,400   $ 220,400
          Inventory valuation               93,300      60,800
          Accrued salaries                   9,200       6,200
          Environmental matters             18,000       4,000
          Bad debts                         12,400      11,000

             Total gross deferred
              tax assets                   353,300     302,400

       Deferred tax liabilities:
          Depreciation                      55,300      53,400


             Net deferred income tax
               assets                    $ 298,000   $ 249,000

     Management does not believe that any valuation allowance is necessary.

(8)   ENVIRONMENTAL MATTERS

      The Company has been involved in the following environmental matters:

     DEP matter:
       The results of a site assessment at the Company's headquarters in 1987 revealed that there may have been a release or threat of release of oil or hazardous materials and that an off-site source may be introducing the contaminants. As required by law, the Company notified the Massachusetts Department of Environmental Protection (DEP). In 1995, the Company received a Tier I Transition Classification and Permit Statement Cover Letter designating the site as a Tier IC Site under the Massachusetts Contingency Plan. Under DEP regulations, the Company must complete further site investigation by November 1997. An extension of this due date has been requested to January 29, 1998

       One of the Company's insurance carriers paid the Company
       $70,000 to be used as the Company determines in defense of the DEP proceeding in exchange for a release of any



            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEBER 30, 1995




(8)   ENVIRONMENTAL MATTERS (continued)

       further claim with respect to this matter. In addition, environmental engineers employed by the Company estimate that the required remediation costs will be a minimum of $45,000. Until the above referenced investigation is completed no estimate of the maximum loss associated with this matter can be made.

Shrewsbury matter:

       In 1990, the Town of Shrewsbury, Massachusetts commenced a lawsuit in Massachusetts Superior Court against the Company and another Corporation, Neles-Jamesbury, alleging that they had caused the Town to incur response costs for assessment, containment and removal of oil and hazardous materials in relation to the Town's Home Farm water wells. In January 1997, the Company reached a settlement with the Town of Shrewsbury. The Company paid a total of $750,000 as its share of the settlement. In addition, the Company reached an agreement with its three insurance carriers. In exchange for a release of certain claims, they paid a total of $715,000 of the $750,000 the Company paid the Town of Shrewsbury.


     In the accompanying financial statements other receivables represents amounts due from insurance carriers with respect to the above environmental matters and accrued environmental costs represents amounts due to the Town of Shrewsbury and the minimum estimated remediation costs related to the DEP matter. The net amount ($10,000) is reported in selling and administrative expenses for the year then ended September 28, 1996.


(9)  COMMITMENTS AND CONTINGENCIES

     Employment Agreements:
       The Company extended, on a year to year basis, the employment agreement with its President and Chairman of the Board. In connection with the contract, the President is entitled to incentive compensation equal to 10% of pretax earnings exceeding $200,000. Upon his retirement, the Company must pay an annuity which is being amortized over the period of the employment contract. Accordingly $38,000 has been charged to operations in each of 1996 and 1995. There has been no such charge in 1997.

       The Company has employment agreements with certain key executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of Directors. Compensation which might be payable under these agreements has not been reflected in the consolidated financial statements of the Company as of September 27, 1997, since a change in control, as defined, has not occurred.

            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEBER 30, 1995


(9)  COMMITMENTS AND CONTINGENCIES

     Other Commitments:

       At September 28, 1996, the Company had approximately
       $88,000 in letters of credit outstanding.


(10)  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs charged to operations in 1997, 1996, and 1995 were approximately $175,000, $175,000 and 138,000, respectively.


(11)  ADVERTISING COSTS

     Advertising costs charged to operations in 1997, 1996 and 1995 were approximately $77,000, $41,000 and $47,000, respectively.


(12)  PROFIT SHARING PLAN

     The Company has a profit sharing plan covering substantially all employees. The Company's contribution is determined annually by the Board of Directors. The amount approved for 1997, 1996, and 1995 was $60,000, $50,000 and $30,000,
     respectively.


(13)  EMPLOYEE STOCK PURCHASE PLAN

     The Company has a qualified employee stock purchase plan covering all employees except officers and directors. Employees participating in the plan are granted options semi-annually to purchase common stock of the Company. The number of full shares available for purchase is a function of the employee's accumulated payroll deductions at the end of each six month interval. The option price is the lesser of 85% of the fair value of the Company's common stock on the first day of the payment period or 85% of the fair value of the Company's common stock on the last day of the payment period. As of September 27, 1997, September 28, 1996 and September 30, 1995 there were no options outstanding under the plan.


(14)  NET INCOME PER SHARE

     Net income per share is computed on the weighted average number of shares outstanding.

(15)  INDUSTRY SEGMENT INFORMATION

     The Company produces and sells cryogenic valves (industrial valves) and imports and distributes plumbing supplies for




            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEBER 30, 1995

15)  INDUSTRY SEGMENT INFORMATION (continued)

     use in households, industry and agriculture (plumbing supplies).

     The financial information relating to foreign and export sales is not presented as those items are not material.

     Summarized segment financial information for the years ended
     September 27, 1997, September 28, 1996 and September 30,
     1995 is summarized as follows:

    For the year ended  Industrial      Plumbing
    September 27, 1997    Valves        Supplies    Consolidated

    Sales to
      unaffiliated
      customers        $ 6,726,853     $ 3,381,526   $10,108,379

    Operating profit   $ 1,498,202     $    71,552   $ 1,569,754

    Interest expense
    (85,654)
    Other income, net                                     31,232

    Income before
      income taxes                                   $ 1,515,332

    Assets September
      27, 1997         $ 4,396,304     $ 2,216,620   $ 6,612,924

    Depreciation
      expense          $   223,604     $    13,150   $   236,754

    Acquisition of
      property, plant
      and equipment    $   613,888     $    11,130   $   625,018

     For the year ended   Industrial     Plumbing
      September 28, 1996    Valves       Supplies
     Consolidated

     Sales to
       unaffiliated
       customers       $ 5,009,952    $ 3,290,215    $ 8,300,167

     Operating profit  $ 1,102,708    $    94,303    $ 1,197,011

     Interest expense
     (102,529)
     Other income, net                                    55,600

     Income before
       Income taxes                                  $ 1,150,082

     Assets September
        28, 1996       $ 4,519,965    $ 2,152,061    $ 6,672,026

     Depreciation
       expense             194,276    $     9,708    $   203,984



            GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEBER 30, 1995


(15) INDUSTRY SEGMENT INFORMATION (continued)


     Acquisition of
       property, plant
       and equipment   $   292,014    $    13,803    $  305,817

     For the year ended    Industrial   Plumbing
      September 30, 1995     Valves     Supplies    Consolidated

     Sales to
       unaffiliated
       customers       $ 3,738,962    $ 3,031,879    $ 6,770,841

     Operating profit  $   669,752    $   143,104    $  812,856

     Interest expense                                  (151,009)
     Other income, net                                   47,241

     Income before
       income taxes                                  $  709,088

     Assets September
       30, 1995        $ 2,840,762    $ 2,309,774    $ 5,150,536

     Depreciation
       expense         $   192,862    $     9,090    $   201,952

     Acquisition of
       property, plant
       and equipment   $   123,777    $     7,940    $   131,717


     The industrial valve segment of the Company sells a majority of its products to a limited number of customers, predominantly manufacturers of cryogenic vessels. Sales, in thousands of dollars, to individual customers constituting 10% or more of total sales of the industrial valve segment were as follows:

                          1997           1996            1995

      Customer A      $2,194  33%    $2,317  46%    $1,025  27%
      Customer B      $  -     0%    $  594  12%    $  426  11%
      Customer C      $  -     0%    $  703  14%    $  -     0%

                      $2,194  33%    $3,614  72%    $1,451  38%



          Exhibit 27

     This schedule contains summary financial information extracted from Form 10-KSB and is qualified in its entirety by reference to such financial statements.

                                                          12-MOS

     Fiscal Year end                                  Sep 27 1997
     Period start                                     Sep 28 1996
     Period end                                       Sep 27 1997

     CASH                                                  82,943
     SECURITIES                                                 0
     RECEIVABLES                                        1,234,144
     ALLOWANCES                                            30,900
     INVENTORY                                          3,541,862
     CURRENT ASSETS                                     4,992,469
     PP&E                                               4,266,837
     DEPRECIATION                                       2,826,006
     TOTAL ASSETS                                       6,612,924
     CURRENT LIABILITIES                                1,014,384
     COMMON OTHER                                          21,266
     TOTAL LIABILITIES AND EQUITY                       6,612,924
     SALES                                             10,108,379
     TOTAL REVENUE                                     10,108,379
     COS                                                6,488,124
     TOTAL COSTS                                        2,050,501
     OTHER EXPENSES                                        54,422
     LOSS PROVISION                                        -3,300
     INTEREST EXPENSE                                      85,654
     INCOME PRETAX                                      1,515,332
     INCOME TAX                                           625,000
     NET INCOME                                           890,332
     DISCONTINUED                                               0
     EXTRAORDINARY                                              0
     CHANGES                                                    0
     NET INCOME                                           890,332
     EPS-PRIMARY                                              .42
     EPS-DILUTIVE                                             .42


_______________________________
1