Form 10QSB
period 1997-12-31
GODDARD INDUSTRIES INC
filed 1998-02-11
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    December 31, 1997

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

            Yes  X               No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of            Number of Shares Outstanding
Common Stock Outstanding            at December 31, 1997

Common Stock, $.01 par value               2,128,649

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION


                                                                   PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - December 31, 1997
     and September 27, 1997                                           3

     Consolidated Statement of Income - Three Months Ended
     December 31, 1997 and December 31, 1996                          4

     Consolidated Statement of Cash Flows - Three Months Ended
     December 31, 1997 and December 31, 1996                          5

     Notes to Consolidated Financial Statements                       6


Item 2     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              9


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                          11

























                                 -2-


              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET


                                         December 31,      September 27,
                                            1997                1997
                                         (UNAUDITED)           AUDITED
              ASSETS
  (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
   Cash                                   $  37,347          $  82,943
   Accounts receivable, net of allowances 1,181,783          1,203,244
   Inventories (Note 3)                   3,571,413          3,541,862
   Prepaid expenses and taxes                40,983             31,420
   Deferred income taxes (Note 5)           135,400            133,000
   TOTAL CURRENT ASSETS                   4,966,926          4,992,469

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                4,377,605          4,266,837
   Less - Accumulated depreciation       -2,886,009         -2,826,006

                                          1,491,596          1,440,831
OTHER ASSETS:
   Excess of cost of investment in
   subsidiaries over equity in net
   assets acquired                           13,685             14,624
   Deferred income taxes - long term(Note 5)167,000            165,000
      Total other assets                    180,685            179,624

TOTAL ASSETS                             $6,639,207         $6,612,924

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt (Note 4)              $  123,000         $  119,000
   Accounts payable                         286,139            374,689
   Accrued expenses                         208,648            423,035
   Accrued environmental costs (Note 6)      35,446             45,000
   Income taxes payable                      68,060             52,660
     TOTAL CURRENT LIABILITIES              721,293          1,014,384

LONG-TERM DEBT, net of
    current maturities (Note 4)             908,346            786,668

DEFERRED COMPENSATION                       551,000            551,000

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,128,649 shares.
     (2,126,649 shares at September 27,
     1997)                                   21,286             21,266
   Additional paid-in capital               430,333            429,353
   Retained earnings                      4,006,949          3,810,253
     TOTAL SHAREHOLDERS'EQUITY            4,458,568          4,260,872

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $6,639,207         $6,612,924
                                     -3-


              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)

                                                 FOR THE THREE MONTHS
                                                  ENDED December 31,
                                                   1997          1996

NET SALES                                      $2,529,264     $2,989,523


COST OF SALES                                   1,664,072      1,957,321

GROSS PROFIT                                      865,192      1,032,202


SELLING AND ADMINISTRATIVE
     EXPENSES                                     522,977        502,668


INCOME FROM OPERATIONS                            342,215        529,534


OTHER INCOME (EXPENSE):
   Interest expense                               -17,804        -19,383
   Other income, net                                8,285          7,716

   TOTAL OTHER INCOME
     (EXPENSE)                                     -9,519        -11,667


INCOME BEFORE INCOME TAXES                        332,696        517,867

PROVISION FOR INCOME TAXES                        136,000        210,600

NET INCOME                                       $196,696       $307,267


EARNINGS PER SHARE (Note 7)

          Basic                                  $  0.09        $   0.15
          Diluted                                $  0.09        $   0.14

               GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                 FOR THE THREE MONTHS
                                                    ENDED December 31,
                                                 1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                   $196,696      $307,267

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization               60,942         54,132
     Deferred income taxes                       -4,400         -4,400
     Changes in assets and liabilities:
       Accounts receivable                       21,461       -203,657
       Inventories                              -29,551          1,899
       Prepaid expenses and other                -9,563        -10,936
       Accounts payable                         -88,550         87,306
       Accrued expenses                        -214,387       -114,180
       Accrued environmental costs               -9,554            0
       Income taxes payable                      15,400        -44,000

         Total Adjustments                     -258,202       -233,836

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                        -61,506         73,431

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property,plant and equipment additions       -110,768        -37,177


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                    861,000        989,000
  Repayments of long-term debt                 -735,322       -993,387
  Issuance of common stock                        1,000            0

    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                        126,678         -4,387

NET INCREASE (DECREASE) IN CASH                 -45,596         31,867

CASH AND EQUIVALENTS - BEGINNING                 82,943         65,951

CASH AND EQUIVALENTS - ENDING                  $ 37,347       $ 97,818

CASH PAID DURING THE PERIOD
  Interest                                     $ 19,176       $ 20,168

  Income taxes                                 $125,000       $259,000

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                         December 31, 1997
                            (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Reference is made to the financial statements included in the Annual Report for the year ended September 27, 1997 for a summary of significant accounting policies and other disclosures.

NOTE 2.  BASIS OF PRESENTATION:

   The information shown in the consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                           December 31,   September 27,
                                              1997           1997

      Finished goods                       $3,135,600     $3,106,049
      Work in process                          66,441         66,441
      Raw materials                           369,372        369,372

                                           $3,571,413     $3,541,862

   The following factors were taken into consideration in determining inventory values:

      Goddard Valve Corp. - December 31, 1997 - $1,904,100.
      (estimated) and September 27, 1997 - $1,966,653. Interim inventories were valued by management using the gross profit method.

      Webstone Company, Inc. - December 31, 1997 - $1,667,313.
      (estimated) and September 27, 1997 - $1,575,209. Interim inventory was valued by management using the gross profit method. Total inventory is comprised of finished goods.

NOTE 4.  LONG-TERM DEBT

   The Company has available a revolving line of credit totaling $1,750,000 bearing interest at the greater of (i) prime plus 3/4% or
   (ii) the Federal Funds Effective Rate plus 1 1/4% per annum. On December 31, 1997 the effective interest rate was 9.25%. The agreement expires March 30, 1998 and is secured by all property and assets. Advances are restricted by certain limitations on eligible receivables and inventories.

      continued

   The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

   At December 31, 1997 long-term obligations consisted of
   the following:
                                            LONG-TERM         CURRENT

   Revolving line of credit                 $  777,000       $    -

   Capital lease obligations for machinery,
    payable in monthly installments of
    $12,080, through 2000, with imputed
    interest rate of approximately 9%.         131,346       123,000

                                            $  908,346      $123,000


NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                          December 31,    September 27,
                                             1997            1997
   Deferred tax asset
     Deferred compensation                $  220,400      $  220,400
     Inventory valuation                      93,700          93,300
     Accrued salaries                          9,200           9,200
     Environmental matters                    18,000          18,000
     Bad debts                                14,400          12,400

                                             355,700         353,300

     Depreciation                             53,300          55,300

                                          $  302,400      $  298,000

Management does not believe that any valuation allowance is necessary.

NOTE 6.  ENVIRONMENTAL MATTER

      In 1995, the Massachusetts Department of Environmental Protection
(DEP) designated the Company's facility in Worcester, MA as a Tier 1C site under the Massachusetts Contingency Plan as a result of a prior release of oil or hazardous materials onto the site. The Company engaged an environmental consulting firm to perform further site investigation and file reports with the DEP. In February, 1998 a Phase II report was submitted to the DEP and a Phase III report is expected to be submitted in the near future that will recommend continued monitoring of the site for the next five years. The cost of such monitoring is not expected to exceed the $35,000 that the Company has recorded as a liability in the accompanying financial statements.


NOTE 7. EARNING PER SHARE:

     The Company adopted Statement of Financial Accounting Standards No.128 (SFAS No. 128), "Earnings per Share", effective with the quarter ended December 31, 1997. SFAS No. 128 changes the method of computing earnings per share and requires that they be presented on both a basic and diluted basis. In accordance with SFAS No. 128 earnings per share for the period ended December 31, 1996 have been restated.

The following data show the amounts used in computing earnings per share
(EPS) and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                         Quarter ended December 31, 1997
                                         Income     Common Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $196,696      2,126,670     $.09

Dilutive effect of potential common
   Stock:

      Stock options                          -           41,638

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $196,696      2,168,308     $.09

                                         Quarter ended December 31, 1996
                                         Income     Common Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $307,267     2,040,129      $.15

Dilutive effect of potential common
   Stock:
      Stock options                          -          81,350

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $307,267     2,121,659      $.14
                                   -8-
PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 1997 COMPARED TO
FISCAL QUARTER ENDED DECEMBER 31, 1996

     Consolidated sales for the quarter ended December 31, 1997 were $2,529,000, a 15.4% decline from the $2,990,000 consolidated sales in the same quarter last year. Sales of the Valve division declined 24.2% from the very strong sales during the same quarter last fiscal year when the Company shipped a number of large orders that had been on backorder. Sales of the Webstone division increased by 7% over the same quarter last fiscal year as a result of newly added product lines.

     Gross profit margins for the first quarter of fiscal 1998 declined slightly to 34.2%, compared to 34.5% for the first quarter of fiscal 1997.

     Sales and administrative expenses for the first quarter of fiscal 1998 were 20.7% of sales, compared to 16.8% of sales for the same quarter last year, as additional tooling and design funds were expended to complete the final stages of some new products. Interest expense was reduced approximately 8% from the comparable quarter of fiscal 1997 because of lower borrowing levels.

     The reduced sales and increased selling and administrative expenses results in lower primary net income of $197,000 for the quarter (or $.09/share)compared to primary net income of $307,000 (or $.14/share) in the corresponding quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operation for the most part through earnings and bank borrowings. As of December 31, 1997 the Company had working capital of $4,246,000, including cash of $37,000. The Company also had a line of credit of $1,750,000 with BankBoston collateralized by substantially all of the assets. On December 31, 1997 approximately $777,000 had been drawn under that line of credit, which bears interest at a rate equal to the bank's prime rate plus 3/4 of 1%.

     During the first quarter of fiscal 1998, the operations of the Company used $61,000 of cash. Cash was used to reduce accrued expenses ($214,000) and accounts payable ($88,000), and to purchase additional inventory ($29,000). The major sources of cash were net income of ($197,000) and depreciation ($61,000).

     During the quarter, the Company used approximately $111,000 in investment activities for the purchase of machinery and equipment, compared to $37,000 in the same period of the prior year. Financing activities consumed approximately $127,000 as the Company paid down long term debt.

     The Company has completed a 10,000 square foot addition to its existing building which is being shared by both its operating divisions for manufacturing and warehousing. The building costs were financed using funds available under the BankBoston line of credit, yet after this transaction the Company believes that sufficient availability remains for its normal working capital needs.

     The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

     The Company performed an internal assessment of the cost to modify its computer systems so that it will be able to process information or logic involving the year 2000 and beyond completely and accurately. The Company estimates that the total cost to address this "Year 2000 problem" is approximately $50,000. The Company has performed approximately one-third of the anticipated work. The Company is not able to assess what the impact of the Year 2000 problem may be on its suppliers and customers.

     The Company's results of operations have not been materially affected by seasonality.

     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In 1995, the Company's facility in Worcester, MA was designated by the Massachusetts Department of Environmental Protection ("DEP") as a Tier 1C site under the Massachusetts Contingency Plan because of a previous release of oil or hazardous materials onto the site. As required by the Massachusetts Contingency Plan, the Company hired an environmental consulting firm to perform further site investigation and to file reports with the DEP. In February, 1998 the consulting firm submitted a Phase II report to the DEP on the results of further testing. The Company anticipates that the consulting firm will submit a Phase III report within a few weeks concluding that no remediation action is presently required, but recommending continued monitoring for the next five years. The cost of such monitoring for the 5 year period would not be material to the Company.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of February 11, 1998


                         GODDARD INDUSTRIES, INC.



                         by/s/Saul I. Reck
                         Saul I. Reck, President
                         Chief Executive Officer
                         and Principal Financial
                         Officer