Form 10QSB
period 1998-03-31
GODDARD INDUSTRIES INC
filed 1998-05-14
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 1998

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at March 31, 1998

Common Stock, $.01 par value               2,129,198

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - March 31, 1998
     and September 27, 1997
3

     Consolidated Statement of Income - Six Months Ended
     March 31, 1998 and March 31, 1997
4

     Consolidated Statement of Cash Flows - Six Months Ended
     March 31, 1998 and March 31, 1997
5

     Notes to Consolidated Financial Statements
6


Item 2     Management's Discussion and Analysis of Financial
     Condition and Results of Operations
9


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
11

























                                 -2-


              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)

                                            March 31,
September 27,
                                              1998
1997

AUDITED
              ASSETS
  (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
   Cash                                   $  161,120
$  82,943
   Accounts receivable, net of allowances  1,074,916
1,203,244
   Inventories (Note 3)                    3,767,684
3,541,862
   Prepaid expenses and taxes                 64,006
31,420
   Deferred income taxes (Note 5)            131,300
133,000
   TOTAL CURRENT ASSETS                    5,199,026
4,992,469

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 4,458,973
4,266,837
   Less - Accumulated depreciation        -2,946,012
-2,826,006

                                           1,512,961
1,440,831
OTHER ASSETS:
   Excess of cost of investment in
   subsidiaries over equity in net
   assets acquired                            12,746
14,624
   Deferred income taxes - long term(Note 5) 173,000
165,000
      Total other assets                     185,746
179,624

TOTAL ASSETS                              $6,897,733
$6,612,924

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt (Note 4)               $  130,700
$  119,000
   Accounts payable                          550,888
374,689
   Accrued expenses                          247,566
423,035
   Accrued environmental costs (Note 6)       25,762
45,000
   Income taxes payable                       21,785
52,660
     TOTAL CURRENT LIABILITIES               976,701
1,014,384

LONG-TERM DEBT, net of
    current maturities (Note 4)              824,663
786,668

DEFERRED COMPENSATION                        551,000
551,000

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,129,198 shares.
     (2,126,649 shares at September 27,
     1997)                                    21,291
21,266
   Additional paid-in capital                431,700
429,353
   Retained earnings                       4,092,378
3,810,253
     TOTAL SHAREHOLDERS'EQUITY             4,545,369
4,260,872

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $6,897,733
$6,612,924
                                     -3-


              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)

                            March 31, 1998           March
31, 1997
                   For The Three For the Six  For The Three
For the Six
                   Months Ended  Months Ended Months Ended
Months Ended

NET SALES          $2,369,983    $4,899,247    $2,872,729
$5,862,252


COST OF SALES       1,553,248     3,217,320     1,889,681
3,847,002

GROSS PROFIT          816,735     1,681,927       983,048
2,015,250


SELLING AND
  ADMINISTRATIVE
  EXPENSES            541,526     1,064,503       537,592
1,040,260


INCOME FROM
  OPERATIONS          275,209       617,424       445,456
974,990


OTHER INCOME
  (EXPENSE):
    Interest expense  -27,088       -44,892       -23,844
-43,227
    Other income, net   6,367        14,652         8,787
16,503

   TOTAL OTHER
   INCOME (EXPENSE)   -20,721       -30,240       -15,057
-26,724


INCOME BEFORE
  INCOME TAXES        254,488       587,184       430,399
948,266

PROVISION FOR
  INCOME TAXES        105,200       241,200       176,000
386,600

NET INCOME (loss)    $149,288      $345,984      $254,399
$561,666

EARNINGS PER SHARE
  (Note 7)

          Basic       $  0.07       $  0.16       $  0.12
$   0.28
          Diluted     $  0.07       $  0.16       $  0.12
$   0.27

               GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                 FOR THE SIX
MONTHS
                                                    ENDED
March 31,
                                                 1998
1997
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                   $345,984
$561,666

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization               121,884
116,330
     Deferred income taxes                        -6,300
-6,300
     Changes in assets and liabilities:
       Accounts receivable                       128,328
-320,858
       Inventories                              -225,822
-13,714
       Miscellaneous receivable                        0
695,000
       Prepaid expenses and other                -32,586
-17,580
       Accounts payable                          176,199
118,526
       Accrued expenses                         -175,469
-14,171
       Accrued environmental liability           -19,238
-750,000
       Income taxes payable                      -30,875
-100,100

         Total Adjustments                       -63,879
-292,867

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                         282,105
268,799

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property,plant and equipment additions        -192,136
-66,881


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares          2,372
7,270
  Payment of Dividends                           -63,859
0
  Increase in long-term debt                   1,776,000
1,616,000
  Repayments of long-term debt                -1,726,305
-1,781,340

    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                         -11,792
-158,070

NET INCREASE(DECREASE) IN CASH                    78,177
43,848

CASH AND EQUIVALENTS - BEGINNING                  82,943
65,951

CASH AND EQUIVALENTS - ENDING                   $161,120
$109,799

CASH PAID DURING THE PERIOD
  Interest                                      $ 42,913
$ 43,100

  Income taxes                                  $278,375
$493,000

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                           March 31, 1998
                            (UNAUDITED)

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

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                           March 31,
September 27,
                                              1998
1997

      Finished goods                       $3,331,871
$3,106,049
      Work in process                          66,441
66,441
      Raw materials                           369,372
369,372

                                           $3,767,684
$3,541,862

   The following factors were taken into consideration in determining inventory values:

      Goddard Valve Corp. - March 31, 1998 - $1,941,271.
      (estimated) and September 27, 1997 - $1,966,653.
Interim
      inventories were valued by management using the gross profit method.

      Webstone Company, Inc. - March 31, 1998 - $1,826,413.
      (estimated) and September 27, 1997 - $1,575,209.
Interim
      inventory was valued by management using the gross profit method. Total inventory is comprised of finished
      goods.

NOTE 4.  LONG-TERM DEBT

   The Company has available a revolving line of credit totaling
   $1,750,000 bearing interest at the greater of (i) prime plus 1/2% or
   (ii) the Federal Funds Effective Rate plus 1 1/4% per annum. On
   March 31, 1998 the effective interest rate was 9.25%.
The
   agreement expires March 30, 2000 and is secured by all property and assets. Advances are restricted by certain limitations on eligible receivables and inventories.

      continued

   The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict
   payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

   At March 31, 1998 long-term obligations consisted of the following:
                                            LONG-TERM
CURRENT

   Revolving line of credit                 $ 732,000
$    -

   Capital lease obligations for machinery,
    payable in monthly installments of
    $12,080, through 2000, with imputed
    interest rate of approximately 9%.         92,663
130,700

                                            $ 824,663
$130,700


NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                            March 31,
September 27,
                                              1998
1997
   Deferred tax asset
     Deferred compensation                $  220,400      $
220,400
     Inventory valuation                      93,700
93,300
     Accrued salaries                          9,200
9,200
     Environmental matters                    18,000
18,000
     Bad debts                                14,300
12,400

                                             355,600
353,300

     Depreciation                             51,300
55,300

                                          $  304,300      $
298,000

Management does not believe that any valuation allowance is necessary.

NOTE 6.  ENVIRONMENTAL MATTER

      In 1995, the Massachusetts Department of Environmental Protection (DEP) designated the Company's facility in Worcester, MA as a Tier 1C site under the Massachusetts Contingency Plan as a result of a prior release of oil or hazardous materials onto the site. The Company engaged an environmental consulting firm to perform further site investigation and file reports with the DEP. In February, 1998 a Phase II report was submitted to the DEP and in March 1998 a Phase III report was submitted that recommended continued monitoring of the site for the next five years. The cost of such monitoring over the next five years is not expected to materially exceed the $26,000 that the Company has recorded as a liability in the financial statements.

NOTE 7. EARNING PER SHARE:

     The Company adopted Statement of Financial Accounting
Standards
No. 128 (SFAS No. 128), "Earnings per Share", effective with the quarter ended December 31, 1997. SFAS No. 128 changes the method of computing earnings per share and requires that they be presented on both a basic and diluted basis. In accordance with SFAS No. 128 earnings per share for the period ended March 31, 1997 have been restated.

The following data show the amounts used in computing earnings per share
(EPS) and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                         Six Months ended
March 31, 1998
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $345,984
2,127,641     $0.16

Dilutive effect of potential common
   Stock:
      Stock options                          -
43,546

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $345,984
2,171,187     $0.16

                                         Six Months ended
March 31, 1997
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $561,666
2,040,129     $0.28

Dilutive effect of potential common
   Stock:
      Stock options                          -
72,750

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $561,666
2,112,879     $0.27

                                          Quarter ended
March 31, 1998
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $149,288
2,128,655     $0.07

Dilutive effect of potential common
   Stock:
      Stock options                          -
43,546

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $149,288
2,172,201     $0.07

                                          Quarter ended
March 31, 1997
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $254,399
2,040,129     $0.12

Dilutive effect of potential common
   Stock:
      Stock options                          -
106,826

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $254,399
2,146,955     $0.12

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 1998 COMPARED TO
FISCAL QUARTER ENDED MARCH 31, 1997

     Consolidated sales for the March 31, 1998 quarter were $2,370,000 compared to $2,873,000 for the same period in fiscal 1997. Sales of the Valve division declined 30.8% as a result of a lower level of incoming orders. The Company experienced porosity problems with castings provided by certain suppliers which had to be reworked and resulted in temporary delays in the Company's introduction of certain new products to the marketplace during the quarter.
However, the Company believes that it will begin making delivery of these products during the second half of fiscal
1998 and that those products will make a significant contribution toward revenues for fiscal 1998.

     Sales for the Webstone division increased 16.1% compared to the same quarter last year. The Company anticipates that new distribution channels recently opened will result in further sales growth for that division.

     Consolidated gross profit margins improved slightly from 34.2% in the second quarter of fiscal 1997 to 34.5% in the second quarter of fiscal 1998. Sales and administrative expenses for the second quarter of fiscal 1998 were 22.8%, compared to 18.7% for the corresponding quarter in fiscal 1997, relfecting an increase in expenses for research and development programs.

     As a result of the foregoing, net income declined to $149,000 (or basic earnings of $.07 per share) for the quarter, compared to $254,000 (or basic earnings of $.12 per share) in the second quarter of fiscal 1997.

SIX MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO
SIX MONTH PERIOD ENDED MARCH 31, 1997

     Consolidated sales for the six month period ended March 31, 1998 were $4,899,000, compared to a record $5,862,000 during the first six months of fiscal 1997. Sales of the Valve division for the first six months of fiscal 1998 declined 27.5%, from the corresponding period last year, reflecting a lower level of incoming orders for that division. Sales of the Webstone division increased by 11.4% compared to the first six months of fiscal 1997 as a result of a broader marketing effort.

     Consolidated gross profit margins for the first six months of fiscal 1998 were essentially unchanged from the corresponding period of fiscal 1997. Selling and administrative expenses increased to 21.7% of net sales, compared to 17.7% for the first six months of 1997, reflecting non-recurring expenses related to the changes being made in production work layout at the Company's expanded facility.

     As a result of the foregoing, income from operations declined from $975,000 for the first six months of fiscal 1997 to $617,000 for the first six months of fiscal 1998. Net income declined to $346,000 (or basic earnings of $.16 per share) for the first six months of fiscal 1998, compared to $562,000 (or basic earnings of $.28 per share) for the corresponding period of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operation, for the most part, through earnings and bank borrowings. As of March 31, 1998 the Company had working capital of $4,222,000, including cash of $161,000. The Company also had a line of credit of $1,750,000 with BankBoston collateralized by substantially all of the assets. As of March 31, 1998 approximately $732,000 had been drawn under that line of credit which bears interest at a rate equal to the bank's prime rate plus 1/2%.

     During the first six months of fiscal 1998 operating activities produced approximately $282,000 of cash. The major sources of cash were net income of $345,000, depreciation and amortization of $122,000, a reduction in accounts receivable of $128,000 and increases in accounts payable of $176,000. The major uses of cash were increases in inventories of $226,000 and reductions in accrued expenses of $175,000.

     The Company invested approximately $192,000 in property and equipment during the six months ended March 31, 1998 compared to $67,000 during the same period in 1997. This additional investment is necessitated by additional tooling related to new products that were recently introduced and that will be in production during the June 1998 quarter.

     The Company has completed a 10,000 square foot addition to its existing building which is being shared by both its operating divisions for manufacturing and warehousing. The building costs were financed using funds available under the BankBoston line of credit. The Company believes that sufficient availability remains for its normal working capital needs.

     The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

     The Company performed an internal assessment of the cost to modify its computer systems so that it will be able to process information or logic involving the year 2000 and beyond completely and accurately. The Company estimates that the total cost to address this "Year 2000 problem" is approximately $50,000, and to date the Company has performed approximately one-half of the anticipated work. The Company is not able to assess the impact the Year 2000 problem may have on its suppliers and customers.

     The Company's results of operations have not been materially affected by seasonality.

FORWARD LOOKING INFORMATION


     Information contained in this Form 10-QSB contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate" or other or comparable terminology. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements. Some of the principal factors which could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in introducing new products, the failure of the market to accept new products and changes in general economic conditions.

     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In 1995, the Company's facility in Worcester, MA was designated by the Massachusetts Department of Environmental Protection ("DEP") as a Tier 1C site under the Massachusetts Contingency Plan because of a previous release of oil or hazardous materials onto the site. As required by the Massachusetts Contingency Plan, the Company hired an environmental consulting firm to perform further site investigation and to file reports with the DEP. In February, 1998 the consulting firm submitted a Phase II report to the DEP and in March 1998 a Phase III report was submitted that recommended continued monitoring for the next five years. The cost of such monitoring for the 5 year period would not be material to the Company.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of May 14, 1998


                         GODDARD INDUSTRIES, INC.



                         by/s/Saul I. Reck
                         Saul I. Reck, President
                         Chief Executive Officer
                         and Principal Financial
                         Officer