Form 10QSB
period 1998-06-30
GODDARD INDUSTRIES INC
filed 1998-08-13
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    June 30, 1998

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at June 30, 1998

Common Stock, $.01 par value               2,129,198

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - June 30, 1998
     and September 27, 1997
3

     Consolidated Statement of Income - Nine Months Ended
     June 30, 1998 and June 30, 1997
4

     Consolidated Statement of Cash Flows - Nine Months
Ended
     June 30, 1998 and June 30, 1997
5

     Notes to Consolidated Financial Statements
6


Item 2     Management's Discussion and Analysis of Financial
     Condition and Results of Operations
10


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
13

























                                 -2-


              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET


                                             June 30,
September 27,
                                              1998
1997
                                            UNAUDITED
AUDITED
              ASSETS
  (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
   Cash                                   $  113,037
$  82,943
   Accounts receivable, net of allowances  1,280,718
1,203,244
   Inventories (Note 3)                    3,571,384
3,541,862
   Prepaid expenses and taxes                 80,453
31,420
   Deferred income taxes (Note 5)            136,500
133,000
   TOTAL CURRENT ASSETS                    5,182,092
4,992,469

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 4,659,435
4,266,837
   Less - Accumulated depreciation        -3,010,145
-2,826,006

                                           1,649,290
1,440,831
OTHER ASSETS:
   Excess of cost of investment in
      subsidiaries over equity in net
      assets acquired                         11,807
14,624
   Deferred income taxes - long term(Note 5) 158,900
165,000
      Total other assets                     170,707
179,624

TOTAL ASSETS                              $7,002,089
$6,612,924

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt (Note 4)               $  187,500
$  119,000
   Accounts payable                          313,150
374,689
   Accrued expenses                          298,201
423,035
   Accrued environmental costs (Note 6)        4,648
45,000
   Income taxes payable                            0
52,660
     TOTAL CURRENT LIABILITIES               803,499
1,014,384

LONG-TERM DEBT, net of
    current maturities (Note 4)              921,941
786,668

DEFERRED COMPENSATION                        551,000
551,000

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,129,198 shares.
     (2,126,649 shares at September 27,
     1997)                                    21,291
21,266
   Additional paid-in capital                431,700
429,353
   Retained earnings                       4,272,658
3,810,253
     TOTAL SHAREHOLDERS'EQUITY             4,725,649
4,260,872

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $7,002,089
$6,612,924
                                     -3-


              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)

                             June 30, 1998            June
30, 1997
                  For The Three For the Nine For The Three
For the Nine
                   Months Ended  Months Ended Months Ended
Months Ended

NET SALES          $2,302,369    $7,201,616    $2,277,240
$8,139,492


COST OF SALES       1,465,639     4,682,959     1,511,003
5,358,005

GROSS PROFIT          836,730     2,518,657       766,237
2,781,487


SELLING AND
  ADMINISTRATIVE
  EXPENSES            519,130     1,583,633       485,827
1,526,087


INCOME FROM
  OPERATIONS          317,600       935,024       280,410
1,255,400


OTHER INCOME
  (EXPENSE):
    Interest expense  -21,900       -66,792       -21,136
-64,363
    Other income, net   9,780        24,432         9,198
25,701

   TOTAL OTHER
   INCOME (EXPENSE)   -12,120       -42,360       -11,938
-38,662


INCOME BEFORE
  INCOME TAXES        305,480       892,664       268,472
1,216,738

PROVISION FOR
  INCOME TAXES        125,200       366,400       107,000
493,600

NET INCOME (loss)    $180,280      $526,264      $161,472
$723,138

EARNINGS PER SHARE
  (Note 7)

          Basic       $  0.08       $  0.25       $  0.08
$   0.35
          Diluted     $  0.08       $  0.24       $  0.08
$   0.35

               GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                 For The
Nine Months
                                                    Ended
June 30,
                                                 1998
1997
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                   $526,264
$723,138

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization               186,956
181,386
     Deferred income taxes                         2,600
-23,500
     Changes in assets and liabilities:
       Accounts receivable                       -77,474
-14,995
       Inventories                               -29,522
-237,993
       Miscellaneous receivable                        0
785,000
       Prepaid expenses and other                -49,033
-35,921
       Accounts payable                          -61,539
-79,613
       Accrued expenses                         -124,834
-27,352
       Accrued environmental costs               -40,352
-750,000
       Income taxes payable                      -52,660
-163,511

         Total Adjustments                      -245,858
-366,499

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                         280,406
356,639

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property,plant and equipment additions        -210,398
-105,478


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares          2,372
26,020
  Payment of Dividends                           -63,859
0
  Increase in long-term debt                   2,501,000
2,534,000
  Repayments of long-term debt                -2,479,427
-2,784,381

    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                         -39,914
-224,361

NET INCREASE(DECREASE) IN CASH                    30,094
26,800

CASH AND EQUIVALENTS - BEGINNING                  82,943
65,951

CASH AND EQUIVALENTS - ENDING                   $113,037
$ 92,751

           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
  Interest                                      $ 66,340
$ 64,363

  Income taxes                                  $459,195
$680,611

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                            June 30, 1998
                            (UNAUDITED)

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

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                            June 30,
September 27,
                                              1998
1997

      Finished goods                       $3,135,571
$3,106,049
      Work in process                          66,441
66,441
      Raw materials                           369,372
369,372

                                           $3,571,384
$3,541,862

   The following factors were taken into consideration in determining inventory values:

      Goddard Valve Corp. - June 30, 1998 - $1,963,808.
      (estimated) and September 27, 1997 - $1,966,653.
Interim
      inventories were valued by management using the gross profit method.

      Webstone Company, Inc. - June 30, 1998 - $1,607,576.
      (estimated) and September 27, 1997 - $1,575,209.
Interim
      inventory was valued by management using the gross profit method. Total inventory is comprised of finished
      goods.

NOTE 4.  LONG-TERM DEBT

   The Company has available a revolving line of credit totaling
   $1,750,000 bearing interest at the greater of (i) prime plus 1/2% or
   (ii) the Federal Funds Effective Rate plus 1 1/4% per annum. On
   June 30, 1998 the effective interest rate was 9%. The agreement expires March 30, 2000 and is secured by all property and assets. Advances are restricted by certain limitations on eligible
   receivables and inventories.

      continued

   The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict
   payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

   At June 30, 1998 long-term obligations consisted of the following:
                                            LONG-TERM
CURRENT

   Revolving line of credit                 $  740,000
$    0

   Capital lease obligations for machinery,
    payable in monthly installments of
    $17,831, through 2001, with imputed
    interest rate of approximately 9%.         181,941
187,500

                                            $  921,941
$ 187,500

   During the nine months ended June 30, 1998 the Company directly financed machinery with a cost of $182,200 through a capital lease arrangement. At June 30, 1998 the related assets are included in Property, Plant, and Equipment.

NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                             June 30,
September 27,
                                              1998
1997
   Deferred tax asset
     Deferred compensation                $  220,400      $
220,400
     Inventory valuation                      93,800
93,300
     Accrued salaries                          9,200
9,200
     Environmental matters                     6,000
18,000
     Bad debts                                15,300
12,400

                                             344,700
353,300

     Depreciation                             49,300
55,300

                                          $  295,400      $
298,000

Management does not believe that any valuation allowance is necessary.

NOTE 6.  ENVIRONMENTAL MATTER

      In 1995, the Massachusetts Department of Environmental Protection (DEP) designated the Company's facility in Worcester, MA as a Tier 1C site under the Massachusetts Contingency Plan as a result of a prior release of oil or hazardous materials onto the site. The Company engaged an environmental consulting firm to perform further site investigation and file reports with the DEP. In February, 1998 a Phase II report was submitted to the DEP and in March 1998 a Phase III report was submitted that recommended continued monitoring of the site for the next five years. The cost of such monitoring over the next five years is not expected to materially exceed the $4,600 that the Company has recorded as a liability in the financial statements.

NOTE 7. EARNING PER SHARE:

     The Company adopted Statement of Financial Accounting
Standards
No. 128 (SFAS No. 128), "Earnings per Share", effective with the quarter ended December 31, 1997. SFAS No. 128 changes the method of computing earnings per share and requires that they be presented on both a basic and diluted basis. In accordance with SFAS No. 128 earnings per share for the periods ended June 30, 1997 have been restated.

The following data show the amounts used in computing earnings per share
(EPS) and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                        Nine Months ended
June 30, 1998
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $526,264
2,128,156     $0.25

Dilutive effect of potential common
   Stock:
      Stock options                          -
43,546

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $526,264
2,171,702     $0.24

                                         Nine Months ended
June 30, 1997
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $723,138
2,047,699     $0.35

Dilutive effect of potential common
   Stock:
      Stock options                          -
18,791

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $723,138
2,066,490     $0.35

                                          Quarter ended June
30, 1998
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $180,280
2,129,198     $0.08

Dilutive effect of potential common
   Stock:
      Stock options                          -
17,737

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $180,280
2,146,935     $0.08

                                          Quarter ended June
30, 1997
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $161,472
2,062,867     $0.08

Dilutive effect of potential common
   Stock:
      Stock options                          -
34,217

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $161,472
2,097,084     $0.08

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 1998 COMPARED TO
FISCAL QUARTER ENDED JUNE 30, 1997

     For the quarter ended June 30, 1998, consolidated sales were $2,302,000, a 1.1% increase over the same quarter of fiscal 1997. Sales of the Webstone division increased 14.1% over the same quarter of fiscal 1997, reflecting the addition of more product lines and the contribution to revenue of the retail distribution group which began operations in April, 1998. Sales of the Valve division decreased 7.8% from sales in the corresponding quarter of fiscal 1997, as delays in introducing new product lines resulted in deferral of orders and sales. These new product lines were introduced during the months of June and July fiscal 1998, and management expects that these lines will begin to make a significant contribution to revenue as production and sales gain momentum.

     Gross profit margins for the quarter ended June 30, 1998 improved to 36.3% from 33.6% in the corresponding quarter of fiscal 1997, reflecting a favorable change in product mix. Selling and administrative expenses as a percentage of revenue increased from 21.3% in the corresponding quarter of fiscal 1997 to 22.5% in the quarter ended June 30, 1998. Net earnings for the most recent quarter increased to $180,000 ($.08 per share) compared to $161,500 ($.08 per share) reported for the corresponding quarter in fiscal 1997.

NINE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO
NINE MONTH PERIOD ENDED JUNE 30, 1997

      For the nine months ended June 30, 1998, consolidated sales were $7,202,000, an 11.4% decrease from $8,139,000 consolidated sales for the corresponding period of fiscal 1997, primarily as a result of lower revenues in the Valve division. For the nine month period, revenues of the Valve division decreased 22.1% and revenues of the Webstone division increased 12.3% compared to the corresponding periods of fiscal 1997. The Webstone division has had sales increases in line with management forecasts in each of the first three quarters of fiscal 1998, as both wholesale and retail operations have grown. While revenues of the Valve division for the nine month period have declined, there has been a noticeable improvement in new orders since the spring of 1998, resulting in a substantial increase in backlog from June 30, 1997 ($385,000) to June 30, 1998 ($1,033,000).
Many of these orders are scheduled for delivery in the last quarter of fiscal 1998 and the first two quarters of fiscal 1999.

      For the nine months ended June 30, 1998, gross profit margins were 35%, compared to 34.2% for the corresponding period of fiscal 1997, while selling and administrative expenses increased as a percentage of revenue to 22% during the first nine months of fiscal 1998, compared to 18.8% during the corresponding period of fiscal 1997. The increase in selling and administrative expenses as a percentage of revenues was due to higher professional fees. As a result, income from operations declined to 13% of revenue in the first nine months of fiscal 1998, compared to 15.9% in fiscal 1997.
Net earnings for the nine month period ended June 30, 1998, were $526,300 ($.24 per share), compared to $723,000 ($.35 per share) for the corresponding period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded operations through earnings and bank borrowings. At June 30, 1998 the Company had net working capital of approximately $4,379,000, including approximately $113,000 in cash. The Company also has a line of credit of $1,750,000 with BankBoston collateralized by substantially all of the assets. As of June 30, 1998 approximately $740,000 had been drawn under that credit line, which bears interest at a rate equal to the bank's prime rate plus 1/2%. The Company believes that its working capital and cash position, together with the line of credit, provide sufficient liquidity to handle the normal working capital requirements of its business.

      During the first nine months of fiscal 1998, operating activities produced $280,000 of cash. The major sources of cash were net income of $526,000 and depreciation and amortization of $187,000. The major uses of cash were a reduction in accrued expenses of $124,000, an increase in accounts receivable of $77,000, a reduction in accounts payable of $62,000, and a reduction in income taxes payable of $53,000.

      The Company invested approximately $210,000 in property and equipment during the nine months ended June 30, 1998, compared to $105,000 during the corresponding period of the prior year. This additional investment was required to enable the Company to produce new product lines for the Valve division and to improve the production of existing manufactured product lines.

      The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital.

      The Company's results of operations have not been materially affected by seasonality.

YEAR 2000

      The Company has completed its assessment of the ability of its own information technology systems [and non-IT systems] to process information involving the Year 2000 and beyond accurately. The Company estimates that the total cost to address this "Year 2000" problem for its internal systems is approximately $50,000, which will be paid out of working capital and expensed currently. As of June 30, 1998, the Company had completed approximately 60% of this work. The Company to date has only been able to obtain a limited amount of information from suppliers and customers as to the possible impact of Year 2000 problems on its dealings with them.

FORWARD LOOKING INFORMATION


     Information contained in this Form 10-QSB contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate" or other comparable terminology. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements. Some of the principal factors which could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in introducing new products, the failure of the market to accept new products, changes in general economic conditions, and unanticipated Year 2000 problems.

     PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of August 14, 1998


                         GODDARD INDUSTRIES, INC.



                         by/s/Saul I. Reck
                         Saul I. Reck, President
                         Chief Executive Officer
                         and Principal Financial
                         Officer