Form 10KSB40
period 1998-10-03
GODDARD INDUSTRIES INC
filed 1998-12-31
CIK 41980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended October 3, 1998

                                       or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to ____________________

                          Commission File Number 0-2052
                                                 ------

                            GODDARD INDUSTRIES, INC.
           ----------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

             Massachusetts                          04-2268165
       ------------------------            --------------------------
        (State or Other Juris-             (I.R.S. Employer Identifi-
       diction of Incorporation                     cation No.)
           or Organization)

705 Plantation Street, Worcester, Massachusetts         01605
-----------------------------------------------      ----------
    (Address of Principal Executive Offices)         (Zip Code)

          Issuer's Telephone Number, Including Area Code (508) 852-2435
                                                         --------------

Securities registered under Section 12(b) of the Act:

                                               Name of Each Exchange
          Title of Each Class                   On Which Registered
          -------------------                  ---------------------

                 None                                   N/A
          ------------------                   ---------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock $.01 par value
                           ---------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The registrant's revenues for its most recent fiscal year are $9,732,000.

The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at December 1, 1998 was approximately $3,105,000, based on the mean of the high and low sale prices on that date as reported by the National Quotation Bureau, Inc.

As of December 1, 1998, there were outstanding 2,129,982 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format:

     Yes [ ]         No [X]

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

      The Company's Goddard Valve Corp. subsidiary ( referred to as the "Valve Division") designs, manufactures and sells cryogenic gate, globe and check valves and control devices required for the handling of liquefied natural gas, liquid oxygen and other liquefied gases. Additionally, the Company has developed a manifold system to allow addition of controls to a cryogenic tank as a single unit. The principal markets for the Valve Division's cryogenic valves historically have been public utility companies involved with liquefied natural gas and manufacturers of cryogenic tanks and transport trailers. In more recent years, markets for special cryogenic valves have developed for use on tanks required by the semi-conductor manufacturing and medical technology industries. The Valve Division's cryogenic valves are distributed domestically both by direct sales to customers and through independent sales representatives. The Valve Division also makes direct sales of the valves to customers in Canada, Europe and Asian countries.

      The Company's indirect subsidiary, The Webstone Company, Inc. (referred to as the "Webstone Division"), is an importer of brass, stainless steel and plastic plumbing products, as well as valves for the gas industry, all of which are manufactured and packaged to its specifications in the Far East and in Europe. These products are marketed under the Webstone name nationally through sales representatives and in Canada through distributors. In addition, the Webstone Division also manufactures and distributes nationally certain domestic plumbing products, some of which have been designed by the Valve Division. The principal markets for the Webstone Division's plumbing products are plumbing supply and hardware wholesalers who redistribute products to plumbers and contractors involved in new construction or home alterations, and to retail hardware outlets. Recently the Company expanded its distribution of plumbing products to include direct sales to plumbing contractors from an outlet of its main facility.

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

      The Webstone Division purchases most of the products for its plumbing supply business from a variety of sources in foreign countries. The Webstone name is stamped or cast into the part as well as its brand name being included in the packaging. The Webstone Division has alternative sources of supply in each country and does not anticipate problems in maintaining adequate sources of supply.

      The Webstone Division's reliance on foreign suppliers involves hazards shared by most enterprises doing business in foreign countries, including foreign economic and political risks, currency fluctuations and controls, tariffs and import controls. A substantial portion of the Webstone Division's purchases are made in East Asian countries. The Webstone Division's supplies have not been affected by the economic downturn in East Asia, although there can be no assurance that it will not be affected in the future.

      DEPENDENCE UPON PRINCIPAL CUSTOMERS.

      During fiscal 1998 the Valve Division sold a substantial amount of its products to three customers which are manufacturers of cryogenic vessels. It was dependent on one customer for 30% of its cryogenic valve business (approximately 17.7% of the Company's total revenue), and any loss or significant decrease in business from this customer would have a material adverse effect on the business of the Company. In addition, three other customers accounted for a significant amount, although less than 10%, of the Valve Division's cryogenic valve revenues during fiscal 1998, and the loss of any of those customers also could have a material adverse effect upon the Company.

      No single customer accounts for 10% or more of the revenues of the Webstone Division.

      BACKLOG.

      The dollar amount of backlog of orders believed to be firm for the Valve Division was approximately $886,900 as of the end of the 1998 fiscal year, as compared with approximately $860,000 at the end of fiscal 1997 and $1,846,000 at the end of fiscal 1996. The higher backlog at the end of fiscal 1996 compared to fiscal 1997 and fiscal 1998 was the result of a number of large orders received in fiscal 1996 which were delivered in fiscal 1997.

      The dollar amount of orders believed to be firm in the Webstone Division as of the end of fiscal 1998 was approximately $150,000, as compared with approximately $107,000 as of the end of fiscal 1997 and $110,000 at the end of fiscal 1996.

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

      RESEARCH AND DEVELOPMENT.

      During the last fiscal year, the Company spent approximately $156,000 and had six employees working full or part time on Company-sponsored research and development, all of which was spent on cryogenic valve development. During the previous year the Company spent approximately $175,000 for research and development.

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

ITEM 2.  PROPERTIES.

      The Company's executive offices and the business of both the cryogenic valve subsidiary and the plumbing products subsidiary are located at 703-705 Plantation Street, Worcester, Massachusetts in a building on a main thoroughfare owned by Goddard Valve. The building is an approximately 37,000 square foot one-story building, including a 27,000 square foot masonry structure erected in 1961 and a 10,000 square foot steel structure added in 1997. The Company believes that the facility is adequate to meet Company needs for the foreseeable future. The

Company believes that its existing facilities and equipment are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

      In 1995 the Massachusetts Department of Environmental Protection ("DEP") designated the Company's facility at 705 Plantation Street, Worcester as a Tier 1C Site under the Massachusetts Contingency Plan as a result of a prior release of hazardous materials on the site. The Company was required to conduct response actions required under the Massachusetts Contingency Plan. These actions culminated in the filing of a Class C Response Action Outcome Statement with the DEP in September 1998. Based upon the information presently available, no further legal action is required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to the stockholders of the Company during the fourth quarter of the 1998 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the Nasdaq Bulletin Board. As of December 1, 1998, there were approximately 860 holders of the Company's Common Stock. The quarterly high and low bid prices of the Company's Common Stock for the two fiscal years ending September 27, 1997 and October 3, 1998 are set forth below. Prices are based upon quotations from the National Quotation Bureau, Inc.

                        =================================

                             FISCAL 1997 BID PRICES

                                             High          Low
                                             ----          ---

      Quarter Ending:       12/31/96        $1.875        $1.625
                             3/31/97        $2.50         $2.00
                             6/30/97        $2.75         $2.563
                             9/27/97        $4.375        $4.00

                             FISCAL 1998 BID PRICES

                                             High          Low
                                             ----          ---

      Quarter Ending     12/31/97           $4.50         $3.50
                          3/31/98           $4.50         $2.00
                          6/30/98           $3.75         $2.375
                          10/3/98           $2.875        $1.50

      The Company has paid stock dividends from time to time in the past and paid a single cash dividend of $.03/share in February, 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

      Consolidated sales for fiscal 1998 were $9,732,000, a 3.7% decline from record sales of $10,108,000 reported for fiscal 1997. The Webstone division sales increased 15.2% as a result of a broader marketing program while the Valve division experienced a reduction of 13.2%, reflecting the lower level of activity in the cryogenic industry due to a decline in orders received by the Company's customers in Asia.

      The Company's year-end order backlog totaled $1,036,000, a 7.1% increase compared to last year's level.

      Gross profit margins for fiscal 1998 remained unchanged from fiscal 1997 at 37.5%. Sales and administrative expenses increased from 22% to 24% of revenues as a result of small increases in personnel in both the Valve and Webstone divisions. Interest expense and other income also remained substantially unchanged from fiscal 1997.

      Net income for fiscal 1998 was $747,000 compared to $890,000 for fiscal 1997 as a result of the decline in consolidated sales and the modest increase in sales and administrative expense. This produced basic net income per share of $.35 in fiscal 1998 compared to $.43 in fiscal 1997.

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

      The Company's gross profit margin decreased slightly from 38.5% in fiscal 1996 to 37.5% in fiscal 1997 as a result of a small increase in basic costs of materials. Sales and administrative expenses declined as a percentage of sales from 24.1% to 22.0% reflecting economies as a result of increased sales volume.

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

      As a result of the above developments, the Company's net income increased 30.0% to $890,000 in fiscal 1997, compared to $685,000 in fiscal 1996. This produced basic net income per share of $.43 in fiscal 1997 and $.34 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company funds operations primarily through earnings and bank borrowings when required. At October 3, 1998, the Company had working capital of approximately $4,122,000 including $283,000 in cash. The Company also had a line of credit of $1,750,000 with BankBoston collateralized by substantially all of its assets. At year-end approximately $238,000 had been drawn under that line of credit, which bears interest at a rate equal to the bank's prime rate plus 1/2 of 1%.

      During fiscal 1998, operations produced $1,030,000 of cash. The major sources of cash were net income ($747,000), depreciation ($257,000) and the reduction of inventory ($131,000), while the major use of cash was income tax payments ($82,000). Cash produced by operations was used principally for property, plant and equipment additions ($245,000), net reduction in long term debt ($526,000) and payment of dividends ($63,000).

      The Company believes that the amounts available under the line of credit should provide sufficient liquidity to handle the normal working capital requirements of its present business, although there can be no assurance that that will be the case.

      The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from operations, bank borrowings and other available sources.

      With respect to the "Year 2000 problem," all of the Company's financial applications have been tested and the Company has concluded that they will be able to process information or logic involving the Year 2000 and beyond completely and accurately. The Company anticipates that work on its Valve Division's inventory, order processing and related applications will be Year 2000 compliant by the second quarter of fiscal 1999. Most of the Company's PC-based software is currently able to process information or logic involving the Year 2000 and beyond or performs functions that are not data-dependent. The Company is testing all of its personal computers to insure that the hardware and firmware is Year 2000 capable, and will perform upgrades as needed. The Company anticipates that this work will be completed by early in the fourth quarter of fiscal 1999.

      The Company has contacted its critical vendors and major customers with regard to the Year 2000 and is not yet aware of any major Year 2000 problems in its dealings with them. The Company will continue to follow up on these contacts to insure an uninterrupted flow of supplies and services into the new millennium.

      The Company's Webstone Division will be converting to a Year 2000 compliant hardware and software package rather than upgrading its existing software. The Company is in the process of evaluating packages and intends to select a package during the second quarter of fiscal 1999. The Company anticipates that the conversion process will be completed by the fourth quarter of fiscal 1999. As a contingency plan for converting to the new system, the Webstone Division's purchasing system, the only system that uses dates more than one month into the future, can be upgraded in a matter of weeks.

      The Company anticipates that it will be fully Year 2000 compliant by the end of fiscal 1999 and well before the end of calendar 1999. The Company has not yet prepared any contingency plan for dealing with a reasonable worst case scenario, but anticipates that it will do so by the fourth quarter of fiscal 1999.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Information required by this Item 9 is hereby incorporated in part by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company who are neither directors of the Company or nominees for director are as follows:

Name                     Age           Position          Executive Officer Since
----                     ---           --------          -----------------------

Donald R. Nelson          62    Vice President of the            1973
                                Company

Michael E. Reck           41    President of Webstone            1997
                                Division


      The term of office for all officers is from one annual meeting of the Board of Directors to the next, subject to the right of the Board of Directors to remove an officer at any time, and subject to the provisions of the Employment Agreement of the Chief Executive Officer, Mr. Salvatore Vinciguerra.

      Mr. Nelson has been employed by the Company in the above-described capacity for more than five years. Michael E. Reck has been employed by the Company for more than five years, first as National Sales Manager of Webstone, then as vice President of Sales for Webstone. In November 1996 he was named President of the Webstone Division, and in December, 1997 he was designated an executive officer of the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

      Information required by this Item 10 is hereby incorporated by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by this Item 11 is hereby incorporated in part by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1)     FINANCIAL STATEMENTS.

           1. Report of Greenberg, Rosenblatt, Kull & Bitsoli, P.C. dated November 16, 1998. (See page 16 hereof.)

           2. Consolidated Balance Sheet as of October 3, 1998 and September 27, 1997. (See page 17 hereof.)

           3. Consolidated Statement of Income for the fifty-three weeks ended October 3, 1998, the fifty-two weeks ended September 27, 1997, and the fifty-two weeks ended September 28, 1996. (See page 18 hereof.)

           4. Consolidated Statement of Stockholders' Equity for the fifty-three weeks ended October 3, 1998, the fifty-two weeks ended September 27, 1997, and the fifty-two weeks ended September 28, 1996. (See page 19 hereof.)

           5. Consolidated Statement of Cash Flows for the for the fifty-three weeks ended October 3, 1998, the fifty-two weeks ended September 27, 1997, and the fifty-two weeks ended September 28, 1996. (See page 20 hereof.)

           6. Notes to the Consolidated Financial Statements. (See pages 21-33 hereof.)

(a)(2) EXHIBITS.

       (3) Articles of Incorporation and By-Laws:

           (a)(1) Restated Articles of Organization, dated March 31, 1971. (Filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

           (a)(2) Articles of Amendment to Restated Articles of Organization, dated June 1, 1972. (Filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

           (a)(3) Articles of Amendment to Restated Articles of Organization, dated October 11, 1985. (Filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

           (a)(4) Articles of Amendment to Restated Articles of Organization dated March 13, 1987. (Filed as Exhibit 3 to the Company's Form 10-Q for the quarter ended March 28, 1987.)*

           (b)(1) By-Laws (filed as Exhibit 19 to the Company's Form 10-Q for the quarter ended March 31, 1984.)*

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

           (b) $1,600,000 revolving loan note and $383,124 term loan note, both dated January 3, 1991 from subsidiaries of the Company to the Bank. (Filed as Exhibit 10(i) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

           (c) Unlimited guaranty to the Bank by the Company of the obligations of the subsidiaries to the Bank. (Filed as Exhibit 10(v) to the Company's Form 10-Q for the quarter ended March 31, 1991.)*

           (d) Letter agreement between the Company's subsidiaries and the Bank dated April 27, 1992 modifying banking arrangements. (Filed as Exhibit (10) to the company's Form 10-Q for the quarter ended June 30, 1992.)*

           (e) Amended and Restated Employment Agreement between the Company and Saul I. Reck effective as of October 1, 1991 and executed May 1, 1992. (Filed as Exhibit 10(c) to the Company's Form 10-Q for the quarter ended June 30, 1992.)*

           (f) Adoption Agreement (Non-Standardized Code ss.401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*

           (g)    Employee Stock Purchase Plan dated December 9, 1993. (Filed as
                  Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*

           (h) Employment Agreement between the Company and Salvatore J. Vinciguerra dated October 19, 1998, filed herewith.

           (i) 1998 Equity Incentive Plan adopted by Board of Directors November 30, 1998, subject to stockholder approval, filed herewith.

      (11) Statement Re Computation of Per Share Earnings. The Statement Re Computation of Per Share Earnings is set forth in Note 14 to the Company's Consolidated Financial Statements.

      (21) Subsidiaries of the Registrant. (Filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

      (27) Financial Data Schedule.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended October 3, 1998.



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

                                        GODDARD INDUSTRIES, INC.



Dated: December 22, 1998                By: /s/ Salvatore J. Vinciguerra
                                            ------------------------------------
                                            Salvatore J. Vinciguerra, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                      DATE
---------                                  -----                      ----

/s/ Salvatore J. Vinciguerra    Principal Executive Officer,   December 22, 1998
-----------------------------   Principal Financing and
Salvatore J. Vinciguerra        Accounting Officer

/s/ Saul I. Reck                Chairman of the Board of       December 22, 1998
-----------------------------   Directors
Saul I. Reck

/s/ Jacky Knopp, Jr.            Director                       December 22, 1998
-----------------------------
Jacky Knopp, Jr.

/s/ Robert E. Humphreys         Director                       December 28, 1998
-----------------------------
Robert E. Humphreys

                                Director                       December __, 1998
-----------------------------
Lyle Wimmergren

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

                          Independent Auditors' Report





The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of October 3, 1998 and September 27, 1997 and related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goddard Industries, Inc. and Subsidiaries as of October 3, 1998 and September 27, 1997 and the consolidated results of their operations and cash flows for each of the three years in the period ended October 3, 1998, in conformity with generally accepted accounting principles.


                                     Greenberg, Rosenblatt, Kull & Bitsoli, P.C.


Worcester, Massachusetts
November 16, 1998

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


                   ASSETS                                1998             1997

            (All pledged, Note 4)
CURRENT ASSETS:
   Cash                                               $  283,473      $   82,943
   Accounts receivable(less allowance for
     doubtful accounts of $35,300 in 1998 and
     $30,900 in 1997)                                  1,174,946       1,203,244
   Inventories (Note 2)                                3,410,767       3,541,862
   Refundable income taxes                                92,723               -
   Prepaid expenses                                       27,184          31,420
   Deferred income taxes (Note 7)                        111,000         133,000

     TOTAL CURRENT ASSETS                              5,100,093       4,992,469

PROPERTY, PLANT AND EQUIPMENT (Note 3)                 1,614,758       1,440,831

OTHER ASSETS:

   Deferred income taxes (Note 7)                        131,000         165,000
   Other                                                  10,868          14,624

      Total other assets                                 141,868         179,624

TOTAL ASSETS                                          $6,856,719      $6,612,924

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
      long-term debt (Note 4)                         $  184,000      $  119,000
   Accounts payable                                      289,775         374,689
   Accrued expenses                                      457,406         423,035
   Accrued environmental costs (Note 8)                    4,648          45,000
   Deferred compensation                                  42,500               -
   Income taxes payable                                        -          10,502

     TOTAL CURRENT LIABILITIES                           978,329         972,226

LONG-TERM DEBT (Note 4)                                  377,515         786,668

DEFERRED COMPENSATION (Note 9)                           508,500         551,000

SHAREHOLDERS' EQUITY:  (Notes 5 and 13)
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,129,982 shares in 1998
     and 2,126,649 in 1997                                21,299          21,266
   Additional paid-in capital (Note 14)                  477,923         471,511
   Retained earnings (Note 4)                          4,493,153       3,810,253

     TOTAL SHAREHOLDERS'EQUITY                         4,992,375       4,303,030

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                $6,856,719      $6,612,924


                   The accompanying notes are an integral part
                     of the consolidate financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           YEARS ENDED OCTOBER 3, 1998
                   SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                        1998            1997            1996

SALES                                $9,732,242      10,108,379       8,300,167


COST OF SALES                         6,082,601       6,313,043       5,105,186

GROSS PROFIT                          3,649,641       3,795,336       3,194,981


SELLING AND ADMINISTRATIVE
  EXPENSES(Notes 8, 10,
  11 and 12)                          2,335,138       2,225,582       1,997,970

     Operating profit                 1,314,503       1,569,754       1,197,011


OTHER INCOME  (EXPENSE):
    Interest expense                    (86,202)        (85,654)       (102,529)
    Other income                         32,459          31,232          55,600

   TOTAL OTHER
   INCOME (EXPENSE)                     (53,743)        (54,422)        (46,929)


INCOME BEFORE
  INCOME TAXES                        1,260,760       1,515,332       1,150,082

INCOME TAXES (Benefit):(Note 7)
  Current                               458,000         674,000         519,000
  Deferred                               56,000         (49,000)        (54,000)

    Total Income Taxes                  514,000         625,000         465,000

NET INCOME                           $  746,760     $   890,332      $  685,082

EARNINGS PER SHARE: (Note 15)

  Basic                              $     0.35     $      0.43      $     0.34

  Diluted                            $     0.35     $      0.43      $     0.33



                   The accompanying notes are an integral part
                     of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           YEARS ENDED OCTOBER 3, 1998
                   SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                              Shares                      Additional
                            of common        Common         paid-in        Retained
                               stock          stock         capital        earnings           Total

Balance at
September 30, 1995          2,032,804       $ 20,328       $395,763       $2,234,839        $2,650,930

Net income                          -              -              -          685,082           685,082

Stock issued under
employee stock
purchase plant
(Note 13)                       7,325             73          3,590                -             3,663

Balance at
September 28, 1996          2,040,129         20,401        399,353        2,919,921         3,339,675

Net income                          -              -              -          890,332           890,332

Stock options
exercised                      80,000            800         62,608                -            63,408

Stock issued under
employee stock
purchase plan
(Note 13)                       6,520             65          9,550                -             9,615

Balance at
September 27, 1997          2,126,649         21,266        471,511        3,810,253         4,303,030

Net income                                                                   746,760           746,760

Dividends paid
   ($.03 per share)                 -              -              -          (63,860)          (63,860)

Stock options
exercised                       2,000             20          3,680                -             3,700

Stock issued under
employee stock
purchase plan
(Note 13)                       1,333             13          2,732                -             2,745

Balance at
October 3, 1998             2,129,982       $ 21,299       $477,923       $4,493,153        $4,992,375


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           YEARS ENDED OCTOBER 3, 1998
                   SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                                        1998               1997               1996
OPERATING ACTIVITIES:
  Net income                                        $   746,760        $   890,332        $   685,082
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                      257,477            240,510            207,740
     Provision for losses on accounts
       receivable                                         4,400              3,300             (1,000)
     Changes in assets and liabilities:
       Accounts receivable                               23,898            (51,673)          (180,394)
       Other receivables                                      -            785,000           (785,000)
       Inventories                                      131,095           (229,413)          (401,215)
       Refundable income taxes                          (92,723)                 -                  -
       Prepaid expenses                                   4,236              2,389            (10,790)
       Accounts payable                                 (84,914)            57,368             11,666
       Accrued expenses                                  34,371             23,174            143,230
       Accrued environmental costs                      (40,352)          (750,000)           795,000
       Income taxes payable                             (10,502)          (181,269)           (30,855)
       Deferred income taxes                             56,000            (49,000)           (54,000)
       Deferred compensation                                  -                  -             38,000

          Net cash provided by operating
            activities:                               1,029,746            740,718            417,464

INVESTING ACTIVITIES:
  Property,plant and equipment additions               (245,448)          (409,190)          (139,817)

FINANCING ACTIVITIES:
  Proceeds from long-term debt                        2,553,800          3,293,171          2,734,000
  Repayments of long-term debt                       (3,080,153)        (3,680,730)        (3,024,296)
  Issuance of common stock                                6,445             73,023              3,663
  Cash dividends paid                                   (63,860)                 -                  -

    NET CASH USED IN
      FINANCING ACTIVITIES                             (583,768)          (314,536)          (286,633)

NET INCREASE (DECREASE) IN CASH                         200,530             16,992             (8,986)

CASH - BEGINNING                                         82,943             65,951             74,937

CASH - ENDING                                       $   283,473        $    82,943        $    65,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR:

  Interest                                          $    90,413        $    87,754        $   105,108

  Income taxes                                      $   558,525        $   813,111        $   549,855

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation:
       The consolidated financial statements include the accounts of Goddard Industries, Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     Fiscal Year:
       The Company's fiscal year ends on the Saturday nearest to September 30. The year ended October 3, 1998 contains 53 weeks while the years ended September 27, 1997 and September 28, 1996 each contain 52 weeks.

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

     Intangible Assets:
       The excess of cost of investment in subsidiaries over equity in net assets acquired is included in other assets and is being amortized on a straight-line basis over 40 years.

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

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition:
       The Company recognizes revenue when goods are shipped from its facilities.

     Forward Exchange Contracts:
       The Company periodically enters into forward exchange contracts in foreign currencies to hedge against anticipated foreign currency commitments with respect to inventory purchases. The gains or losses on these contracts are included as part of the cost of sales.

     Reclassifications:
       Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation with no effect on previously reported net income or retained earnings.

(2)  INVENTORIES:

   Inventories are comprised of the following:

                                             1998           1997

      Finished goods                      $2,847,658     $3,106,049
      Work in process                        139,945         66,441
      Raw materials                          423,164        369,372

                                          $3,410,767     $3,541,862

(3)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                             1998           1997


      Land                               $    12,865    $    12,865
      Building and improvements              978,537        909,881
      Machinery, equipment and tools       3,546,532      3,189,821
      Office equipment and fixtures          156,551        154,270

                                           4,694,485      4,266,837

      Accumulated depreciation            (3,079,727)    (2,826,006)

                                         $ 1,614,758    $ 1,440,831

     Depreciation expense charged to income was $253,721, $236,754 and $203,984 and in 1998, 1997 and 1996, respectively.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(4)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                          1998          1997

       Revolving line of credit of $1,750,000 of
       which a maximum of $300,000 may be used for
       letters of credit, due to expire March 30,
       2000. Advances are limited by a formula
       applied to eligible receivables and inventory
       and are secured by all assets of the Company.
       The agreement carries interest at the bank's
       prime rate plus 1/2 of one percent in 1998 and
       3/4 of one percent in 1997 (8.75% and 9.25%,
       respectively).                                   $238,000     $621,000

       Capital lease obligation, payments of
       $5,273 per month including interest at 9%,
       due in 1999.                                       50,641      106,653

       Capital lease obligation, payments of
       $6,807 per month including interest at
       8.5%, due in 2000.                                108,713      178,015

       Capital lease obligation, payments of
       $5,750 per month including interest
       at 8.5%, due in 2001.                             164,161          -

                                                         561,515      905,668

                Current maturities                       184,000      119,000

                                                        $377,515     $786,668

Minimum estimated principal payments are as follows:

                1999                                    $184,000
                2000                                     333,400
                2001                                      44,115

                                                        $561,515

The above principal payments include amounts due under the capital lease obligations of $203,000 in 1999, $103,000 in 2000, and $46,000 in 2001,
including amounts representing interest of $29,000.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(4)  LONG-TERM DEPT (continued)

     The Company entered into the above referenced lease agreements for certain machinery and equipment. Assets directly financed through leases totaling $182,000 for 1998, $216,000 for 1997, and $166,000 for 1996 are included in property, plant and equipment. Amortization of these assets totaling $47,000 in 1998, $35,000 in 1997 and $8,300 in 1996 is included in depreciation expense and accumulated depreciation.

     Under the revolving line of credit, the Company is subject to a number of covenants which relate to maintenance of minimum working capital, tangible net worth, and profitability levels. These agreements also restrict acquisition of property, plant and equipment and payment of cash dividends.

(5)  COMMON STOCK OPTIONS

     In each of 1998, 1997 and 1996, the Company granted non-qualified options for 5,000 shares to each non-employee director and in varying amounts to certain employees, for an aggregate of 110,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is five years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996.

                                       1998      1997       1996

          Dividend yield               None      None       None
          Expected volatility         74.01%    68.19%     62.12%
          Risk-free interest rate      4.79%     5.80%      6.12%
          Expected lives             5 years   5 years    5 years

     A summary of the status of the Company's outstanding options as of October 3, 1998, September 27, 1997 and September 28, 1996 and the changes during the years ending on those dates are presented below:

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(5)  COMMON STOCK OPTIONS (Continued)

                      October 3, 1998        September 27, 1997         September 28, 1996
                               Weighted                Weighted                    Weighted
                               Average                 Average                     Average
                               Exercise                Exercise                    Exercise
                     Share      Price       Shares      Price         Shares        Price
Outstanding at
beginning of
year:               64,000       $1.34     105,000       $0.32         75,000        $0.25

  Granted           41,000        2.88      39,000        1.88         30,000         0.50
  Exercised         (2,000)       0.50     (80,000)       0.27              -            -

Outstanding at
end of year:       103,000       $1.97      64,000       $1.34        105,000        $0.32

Options
exercisable at
year-end           103,000                  64,000                    105,000

Weighted average
fair value of
options granted
during the year   $   1.84                $   1.16                   $   0.28


The following summarizes information about fixed stock options outstanding at October 3, 1998:

                              Weighted
                               average
                              remaining    Weighted                    Weighted
                Number       contractual   average        Number        average
Exercise    outstanding at      life       exercise   exercisable at   exercise
  price    October 3, 1998    in years      price     October 3, 1998    price

  $0.50         23,000          2.25        $0.50         23,000         $0.50

  $1.88         39,000          3.50        $1.88         39,000         $1.88

  $2.88         41,000          4.50        $2.88         41,000         $2.88

               103,000                                   103,000

     The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized. Had compensation costs been determined on the basis of FASB Statement 123 in 1998, 1997 and 1996, net income would have been reduced to $701,496, $865,767 and $680,065 which would have decreased primary earnings per share by $.02 in 1998 and $.01 in 1997 and 1996. Diluted earnings per share in 1998 and 1997 would have been decreased by $.02 and there would have been no affect in 1996.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

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

(7)  INCOME TAXES:

     The following is a reconciliation of income tax expense computed at the Federal statutory income tax rate to the provision for income taxes:

                                           1998         1997         1996

     Federal income taxes at
       statutory rate                    $428,700     $515,200     $391,000

     State income taxes net of federal
       income tax benefit                  79,900      103,600       72,100

     Nondeductible expenses                 5,300        5,800        5,500

     Other                                    100          400       (3,600)

     Income taxes                        $514,000     $625,000     $465,000

The provision for income taxes is summarized as follows:

                     Current:
                       Federal           $350,000     $517,000     $400,000
                       State              108,000      157,000      119,000

                                          458,000      674,000      519,000

                     Deferred:
                       Federal             43,000     $(37,000)    $(42,000)
                       State               13,000      (12,000)     (12,000)

                                           56,000      (49,000)     (54,000)

                                         $514,000     $625,000     $465,000

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1998

(7)  INCOME TAXES (Continued)

   The tax effects of the principal temporary differences giving rise to the net current and noncurrent deferred tax assets totaling $242,000 at October 3, 1998 and $298,000 at September 27, 1997 are as follows:

                                            1998          1997
   Deferred tax assets:

     Deferred compensation                $220,400      $220,400
     Inventory valuation                    68,600        93,300
     Accrued salaries                        9,300         9,200
     Environmental matters                   1,900        18,000
     Bad debts                              14,100        12,400

        Total gross deferred tax assets    314,300       353,300

    Deferred tax liabilities:

     Depreciation                           72,300        55,300

                                          $242,000      $298,000

Management does not believe that any valuation allowance is necessary.

(8)  ENVIRONMENTAL MATTER

     The results of a site assessment at the Company's headquarters in 1987 revealed that there may have been a release or threat of release of oil or hazardous materials and that an off-site source may be introducing the contaminants. As required by law, the Company notified the Massachusetts Department of Environmental Protection (DEP). In 1995, the Company received a Tier 1 Transition Classification and Permit Statement Cover Letter designating the site as a Tier IC Site under the Massachusetts Contingency Plan. Those response actions culminated in the filing of a Class "C" Response Action Outcome Statement with the DEP in September 1998. Based upon the information presently available, periodic monitoring is required.

     In the accompanying financial statements, accrued environmental costs represent costs related to filing of the Class "C" Response Action Outcome Statement. The cost of periodic monitoring is not expected to be significant.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(9)  COMMITMENTS AND CONTINGENCIES

     Employment Agreements:
       The Company extended through January 15, 1999 the employment agreement with its Chairman of the Board and former President. In connection with the contract, the Chairman was entitled to incentive compensation equal to 10% of annual pretax earnings exceeding $200,000 through October 3, 1998.

       In connection with the above agreement the Company has a non-qualified, unfunded deferred compensation plan for the Chairman providing for payments, in the form of a joint and survivor annuity beginning January 15, 1999, of $60,000 for his life and, upon his death $30,000 to his spouse for her life. The payments will be adjusted annually for increases in the Consumer Price Index (CPI) since 1993 with a lump sum payment due annually within forty-five days of the fiscal year end. As of October 3, 1998 the deferred compensation liability represents the actuarial present value of this obligation based upon the following assumptions:

             Interest rate                               7.25%
             Annual increases in the CPI                 3.00%
             Post-retirement mortality        1983 Group Annuity Table

       For the year ended September 28, 1996 costs charged to operations in connection with this agreement were $38,000. There were no such charges during the years ended October 3, 1998 and September 27, 1997.

       The Company has employment agreements with certain key executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of Directors. Compensation which might be payable under these agreements has not been reflected in the consolidated financial statements of the Company as of October 3, 1998, since a change in control, as defined, has not occurred.

     Other Commitments:
       At October 3, 1998 and September 28, 1996, the Company had approximately $60,000 and $88,000 in letters of credit outstanding.

(10) RESEARCH AND DEVELOPMENT COSTS

     Research and development costs charged to operations in 1998, 1997 and 1996 were approximately $156,000, $175,000 and $175,000, respectively.

(11) ADVERTISING COSTS

     Advertising costs charged to operations in 1998, 1997, and 1996 were approximately $68,000, $77,000 and $41,000, respectively.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(12) PROFIT SHARING PLAN

     The Company has a profit sharing plan covering substantially all employees. The Company's profit sharing contribution is determined annually by the Board of Directors.

     Incorporated into the plan are the provisions of Section 401(k) of the Internal Revenue Code, which allows employees to contribute to their accounts on a pretax basis. The Company matches employee contributions up to a maximum of 25% of each employee's contribution.

     Total contributions by the Company amounted to approximately $71,000, $73,000 and $63,000 in 1998, 1997, and 1996 respectively.

(13) EMPLOYEE STOCK PURCHASE PLAN

     The Company has a qualified employee stock purchase plan covering all employees except officers and directors. Employees participating in the plan are granted options semi-annually to purchase common stock of the Company. The number of full shares available for purchase is a function of the employee's accumulated payroll deductions at the end of each six month interval. The option price is the lesser of 85% of the fair value of the Company's common stock on the first day of the payment period or 85% of the fair value of the Company's common stock on the last day of the payment period. As of October 3, 1998, September 27, 1997, and September 28, 1996, there were no options outstanding under the plan.

(14) ADDITIONAL PAID-IN CAPITAL

     In connection with non-qualified stock options exercised during the year ended September 27, 1997 which are discussed in Note 5, the Company has adjusted Additional paid-in capital to reflect the tax benefit attributable to the difference between the exercise price and the fair value of the Company's stock on the date of exercise. This restatement of approximately $42,000 had no affect on previously reported net income, retained earnings, or earnings per share for the year ended September 27, 1997 and was made to reflect the true economic resources received by the Company in connection with the issuance of the related common shares.

(15) EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," effective with the year ending October 3, 1998. SFAS No. 128 changes the method of computing earnings per share (EPS) and required that they be presented on both a basic and diluted basis. In accordance with SFAS No. 128 EPS for the years ended September 27, 1997 and
     September 28, 1996 have been restated.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(15) EARNINGS PER SHARE (Continued)

     The following data show the amounts used in computing EPS and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                                 Year ended October 3, 1998
                                              Net          Common
                                            income         shares          EPS

     Basic EPS:
       Income available to common
         shareholders                      $746,760       2,128,414       $0.35

     Dilutive effect of potential
       common stock:
         Stock options                            -          20,445

     Diluted EPS:
       Income available to common
         shareholders after assuming
         exercise of dilutive
         securities                        $746,760       2,148,859       $0.35

                                               Year ended September 27, 1997
                                              Net          Common
                                            income         shares          EPS

     Basic EPS:
       Income available to common
         shareholders                      $890,332       2,066,503       $0.43

     Dilutive effect of potential
       common stock:
         Stock options                            -          18,829

     Diluted EPS:
       Income available to common
         shareholders after assuming
         exercise of dilutive
         securities                        $890,332       2,085,332       $0.43

                                               Year ended September 28, 1996
                                              Net          Common
                                            income         shares          EPS

     Basic EPS:
       Income available to common
         shareholders                      $685,082       2,035,943       $0.34

     Dilutive effect of potential
       common stock:
         Stock options                            -          41,412

     Diluted EPS:
       Income available to common
         shareholders after assuming
         exercise of dilutive
         securities                        $685,082       2,077,355       $0.33

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(16) SUBSEQUENT EVENT

     In October 1998, the Board of Directors entered into an employment agreement with a key executive requiring minimum annual payments of $140,000. In connection with this agreement, the executive was granted non-qualified options that expire in October 2008, to acquire 200,000 shares of the Company's common stock. The grant price is the mean between the bid and asked prices on the date of grant ($1.625). The options vest at a rate of 25% per year commencing at the end of the first year of employment.

(17) INDUSTRY SEGMENT INFORMATION

     The Company produces and sells cryogenic valves (industrial valves) and imports and distributes plumbing supplies for use in households, industry and agriculture (plumbing supplies).

     The financial information relating to foreign and export sales is not present as those items are not material.

     Summarized segment financial information for the years ended October 3, 1998, September 27, 1997 and September 28, 1996 is summarized as follows:

For the year ended               Industrial         Plumbing
October 3, 1998                    Valves           Supplies       Consolidated

Sales to unaffiliated
  customers                      $5,838,295        $3,893,947       $9,732,242

Operating profit                 $1,275,656        $   38,847       $1,314,503

Interest expense                                                       (86,202)

Other income, net                                                       32,459

Income before income taxes                                          $1,260,760

Assets October 3, 1998           $4,656,086        $2,200,633       $6,856,719

Depreciation expense             $  239,398        $   14,323       $  253,721

Acquisition of property,
  plant and equipment            $  406,866        $   20,782       $  427,648

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(17) INDUSTRY SEGMENT INFORMATION (continued)

For the year ended               Industrial         Plumbing
September 27, 1997                 Valves           Supplies       Consolidated

Sales to unaffiliated
  customers                      $6,726,853        $3,381,526      $10,108,379

Operating profit                 $1,498,202        $   71,552        1,569,754

Interest expense                                                       (85,654)

Other income, net                                                       31,232

Income before income taxes                                          $1,515,332

Assets September 27, 1997        $4,396,304        $2,216,620      $ 6,612,924

Depreciation expense             $  223,604        $   13,150      $   236,754

Acquisition of property,
  plant and equipment            $  613,889        $   11,130      $   625,019



For the year ended               Industrial         Plumbing
September 28, 1997                 Valves           Supplies       Consolidated

Sales to unaffiliated
  customers                      $5,009,952        $3,290,215       $8,300,167

Operating profit                 $1,102,708        $   94,303        1,197,011

Interest expense                                                      (102,529)

Other income, net                                                       55,600

Income before income taxes                                          $1,150,082

Assets September 28, 1996        $4,519,965        $2,152,061       $6,672,026

Depreciation expense             $  194,276        $    9,708       $  203,984

Acquisition of property,
  plant and equipment            $  292,014        $   13,803       $  305,817

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

(17) INDUSTRY SEGMENT INFORMATION (Continued)

     The industrial valve segment of the Company sells a majority of its products to a limited number of customers, predominantly manufacturers of cryogenic vessels. Sales, in thousands of dollars, to individual customers constituting 10% or more of total sales of the industrial valve segment were as follows:

                               1998            1997             1996

     Customer A            $1,724   30%    $2,194   33%     $2,317   46%

     Customer B            $    -    -     $    -    -      $  594   12%

     Customer C            $    -    -     $    -    -      $  703   14%

                           $1,724   30%    $2,194   33%     $3,614   72%

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                                   PAGE
-------                                                                  ----

    (3)   Articles of Incorporation and By-Laws:

          (a)(1) Restated Articles of Organization, dated March 31, 1971. (Filed as Exhibit 3 to the Company's Form
                 10-K for the fiscal year ended September 28, 1985.)*

          (a)(2) Articles of Amendment to Restated Articles of Organization, dated June 1, 1972. (Filed as
                 Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

          (a)(3) Articles of Amendment to Restated Articles of
                 Organization, dated October 11, 1985.  (Filed as
                 Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 28, 1985.)*

          (a)(4) Articles of Amendment to Restated Articles of
                 Organization dated March 13, 1987.  (Filed as
                 Exhibit 3 to the Company's Form 10-Q for the quarter ended March 28, 1987.)*

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

EXHIBIT
NUMBER                                                                   PAGE
-------                                                                  ----

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

          (f) Adoption Agreement (Non-Standardized Code ss.401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*

          (g)    Employee Stock Purchase Plan dated December 9,
                 1993. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*

          (h)    Employment Agreement between the Company and
                 Salvatore J. Vinciguerra dated October 19, 1998, filed herewith.

          (i)    1988 Equity Incentive Plan adopted by Board of
                 Directors November 30, 1998, subject to stockholder approval, filed herewith.

    (11)  Statement Re Computation of Per Share Earnings. The
          Statement Re Computation of Per Share Earnings is set forth in Note 14 to the Company's Consolidated Financial Statements.

    (21) Subsidiaries of the Registrant. (Filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended
          September 30, 1989.)*

    (27)  Financial Data Schedule.