Form 10QSB
period 1999-01-02
GODDARD INDUSTRIES INC
filed 1999-02-16
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    January 2, 1999

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at January 2, 1999

Common Stock, $.01 par value               2,129,982

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - January 2, 1999
     and October 3, 1998
3

     Consolidated Statement of Income - Three Months Ended
     January 2, 1999 and December 31, 1997
4

     Consolidated Statement of Cash Flows - Three Months
Ended
     January 2, 1999 and December 31, 1997
5

     Notes to Consolidated Financial Statements
6


Item 2     Management's Discussion and Analysis of Financial
     Condition and Results of Operations
9


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
12

              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                                         January 2,
October 3,
                                            1999
1998
                                         (UNAUDITED)
AUDITED
              ASSETS
  (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
   Cash                                   $  45,819
$ 283,473
   Accounts receivable, net of allowances 1,166,942
1,174,946
   Inventories (Note 3)                   3,413,724
3,410,767
   Prepaid expenses and taxes                15,206
27,184
   Refundable taxes on income                  -
92,723
   Deferred income taxes (Note 5)           113,400
111,000
     TOTAL CURRENT ASSETS                 4,755,091
5,100,093

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                4,742,236
4,694,485
   Less - Accumulated depreciation       -3,146,146
-3,079,727

                                          1,596,090
1,614,758
OTHER ASSETS:
   Excess of cost of investment in
   subsidiaries over equity in net
   assets acquired                            9,929
10,868
   Deferred income taxes - long term(Note 5)133,000
131,000
     TOTAL OTHER ASSETS                     142,929
141,868

TOTAL ASSETS                             $6,494,110
$6,856,719

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt (Note 4)              $  190,000
$  184,000
   Accounts payable                         206,100
289,775
   Accrued expenses                         246,765
457,406
   Accrued environmental costs (Note 6)        -
4,648
   Deferred compensation                     60,000
42,500
   Income taxes payable                       9,359
-
     TOTAL CURRENT LIABILITIES              712,224
978,329

LONG-TERM DEBT, net of
    current maturities (Note 4)             136,593
377,515

DEFERRED COMPENSATION                       491,000
508,500

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,129,982 shares.       21,299
21,299
   Additional paid-in capital               477,923
477,923
   Retained earnings                      4,655,071
4,493,153
     TOTAL SHAREHOLDERS'EQUITY            5,154,293
4,992,375

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $6,494,110
$6,856,719

              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)

                                              FOR THE THREE
MONTHS ENDED
                                              January 2,
December 31,
                                                 1999
1997

NET SALES                                      $2,392,171
$2,529,264


COST OF SALES                                   1,519,722
1,624,072

GROSS PROFIT                                      872,449
905,192


SELLING AND ADMINISTRATIVE
     EXPENSES                                     594,233
562,977


INCOME FROM OPERATIONS                            278,216
342,215


OTHER INCOME (EXPENSE):
   Interest expense                                -7,905
-17,804
   Other income, net                                4,007
8,285

   TOTAL OTHER INCOME
     (EXPENSE)                                     -3,898
-9,519


INCOME BEFORE INCOME TAXES                        274,318
332,696

PROVISION FOR INCOME TAXES                        112,400
136,000

NET INCOME                                       $161,918
$196,696


EARNINGS PER SHARE (Note 7)

          Basic                                  $  0.08
$   0.09
          Diluted                                $  0.08
$   0.09

               GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                              FOR THE THREE
MONTHS ENDED
                                              January 2,
December 31,
                                                 1999
1997

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                   $161,918
$196,696

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization               67,358
60,942
     Deferred income taxes                       -4,400
-4,400
     Changes in assets and liabilities:
       Accounts receivable                        8,004
21,461
       Refundable taxes on income                92,723
-
       Inventories                               -2,957
-29,551
       Prepaid expenses and other                11,978
-9,563
       Accounts payable                         -83,675
-88,550
       Accrued expenses                        -210,641
-214,387
       Accrued environmental costs               -4,648
-9,554
       Income taxes payable                       9,359
15,400

         Total Adjustments                     -116,899
-258,202

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                         45,019
-61,506

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property,plant and equipment additions        -47,751
-110,768


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                    550,000
861,000
  Repayments of long-term debt                 -784,922
-735,322
  Issuance of common stock                         -
1,000

    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                       -234,922
126,678

NET INCREASE (DECREASE) IN CASH                -237,654
-45,596

CASH AND EQUIVALENTS - BEGINNING                283,473
82,943

CASH AND EQUIVALENTS - ENDING                  $ 45,819
$ 37,347

CASH PAID DURING THE PERIOD:
  Interest                                     $  7,694
$ 19,176

  Income taxes                                 $ 15,000
$125,000

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                          January 2, 1999
                            (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Reference is made to the financial statements included in the Annual Report for the year ended October 3, 1998 for
a
   summary of significant accounting policies and other disclosures.

NOTE 2.  BASIS OF PRESENTATION:

   The information shown in the consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                           January 2,
October 3,
                                              1999
1998

      Finished goods                       $2,850,615
$2,847,658
      Work in process                         139,945
139,945
      Raw materials                           423,164
423,164

                                           $3,413,724
$3,410,767

   The following factors were taken into consideration in determining inventory values:

      Goddard Valve Corp. - January 2, 1999 - $2,121,467.
      (estimated) and October 3, 1998 - $2,066,224. Interim inventories were valued by management using the gross profit method.

      Webstone Company, Inc. - January 2, 1999 - $1,292,257.
      (estimated) and October 3, 1998 - $1,344,543. Interim inventory was valued by management using the gross profit method. Total inventory is comprised of finished
      goods.

NOTE 4.  LONG-TERM DEBT

   The Company has available a revolving line of credit totaling
   $1,750,000 bearing interest at the greater of (i) prime plus 3/4% or
   (ii) the Federal Funds Effective Rate plus 1 1/4% per annum. On
   January 2, 1999 the effective interest rate was 8.25%.
The
   agreement expires March 30, 2000 and is secured by all property and assets. Advances are restricted by certain limitations on eligible receivables and inventories.

      continued

   The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict
   payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

   At January 2, 1999 long-term obligations consisted of the following:
                                            LONG-TERM
CURRENT

   Revolving line of credit                 $   50,000
$    -

   Capital lease obligations for machinery,
    payable in monthly installments of
    $12,080, through 2000, with imputed
    interest rate of approximately 8.5%        136,593
190,000

                                            $  186,593
$190,000


NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                          January 2,
October 3,
                                             1999
1998
   Deferred tax asset
     Deferred compensation                $  220,400      $
220,400
     Inventory valuation                      69,000
68,600
     Accrued salaries                          9,300
9,300
     Environmental matters                     1,900
1,900
     Bad debts                                16,100
14,100

                                             316,700
314,300

     Depreciation                             70,300
72,300

                                          $  246,400      $
242,000

Management does not believe that any valuation allowance is necessary.

NOTE 6.  ENVIRONMENTAL MATTER

     The results of a site assessment at the Company's headquarters in 1987 revealed that there may have been a release or threat of release of oil or hazardous materials and that an off-site source may be introducing the contaminants. As required by law, the Company notified the Massachusetts Department of Environmental Protection (DEP). In 1995, the Company received a Tier 1 Transition Classification and Permit Statement Cover Letter designating the site as a Tier 1C Site under the Massachusetts Contingency Plan. Those response actions culminated in the filing of a Class "C" Response Action Outcome Statement with the DEP in September 1998. Based upon the information presently available, periodic monitoring is required, the cost of which is not expected to be significant.


NOTE 7. EARNING PER SHARE:

The following data show the amounts used in computing earnings per share
(EPS) and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                         Quarter ended
January 2, 1999
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $161,918
2,126,649     $.08

Dilutive effect of potential common
   Stock:
      Stock options                          -
12,588

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $161,918
2,139,237     $.08

                                         Quarter ended
December 31, 1997
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $196,696
2,126,670      $.09

Dilutive effect of potential common
   Stock:
      Stock options                          -
41,638

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $196,696
2,168,308      $.09

NOTE 8.  RECLASSIFICATIONS

   Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation with no effect on previously reported net income or retained earnings.

                                   -8-
PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JANUARY 2, 1999 COMPARED TO
FISCAL QUARTER ENDED DECEMBER 31, 1997

     Consolidated net sales for the three months ended January 2, 1999 were $2,392,000 with net income of $161,900, or $.08 per share, compared with net sales of $2,529,000 and consolidated net income of $196,700, or $.09 per share, in the same period one year earlier. Net sales of Webstone - the plumbing supplies division - were up 5.6% over the same quarter last year while net sales at Goddard Valve Corp. - the cryogenic valve division - were 11.6% lower than the same quarter last year. The lower sales of cryogenic valves reflect continuation of lower demand in the cryogenic industry as a whole, which has been impacted by the Asian economic situation.

     Gross profit improved from 35.8% of net sales in last year's first quarter to 36.5% this year, while SG&A expenses increased year on year largely as a result of costs associated with the transition in the position of President and Chief Executive Officer of Goddard Industries.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds operations primarily through earnings and bank borrowings when required. At January 2, 1999, the Company had working capital of approximately $4,043,000 including $46,000 in cash. The Company continues its $1,750,000 line of credit with BankBoston, which is collateralized by substantially all of its assets. At January 2, 1999, approximately $50,000 had been drawn under that line of credit, which bears interest at a rate equal to the bank's prime rate plus 1/2 of 1%.

     During the 3 months ended January 2, 1999, the Company produced $45,000 of cash from its operations. The major sources of cash were net income ($162,000), depreciation and amortization ($67,000), and refundable taxes on income ($93,000). The major uses of cash were reduction in accrued expenses ($211,000), and reduction in accounts payable ($83,000).

     In the first quarter, the company invested $48,000 in property, plant and equipment versus $111,000 in the same period last year. Long term debt was reduced by $235,000.

     The Company believes that the amounts available under the line of credit should provide sufficient liquidity to handle its normal working capital requirements, although there can be no assurance that that will be the case.

     The Company borrows funds for periods of up to five years for the purchase of new machinery and meets the required amortization and interest payments from its current working capital. The Company believes that its future capital requirements for equipment can be met from the cash flow from its operations, bank borrowings, and other available sources.
                           - 9 -

PART I - FINANCIAL INFORMATION (continued)

The Company's results of operations have not been materially effected by seasonality.

YEAR 2000

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

FORWARD LOOKING INFORMATION


   Information contained in this Form 10-QSB contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate" or other comparable terminology. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements. Some of the principal factors which could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in
                             - 10 -


FORWARD LOOKING INFORAMTION (continued)

introducing new products, the failure of the market to accept new products, changes in general economic conditions, and unanticipated Year 2000 problems.



















































                                  - 11 -





     PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended January 2, 1999.






































                                  -12-









SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of February 16, 1999


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            --------------------------------
---
                            Salvatore J. Vinciguerra,
President