Form 10QSB
period 1999-04-03
GODDARD INDUSTRIES INC
filed 1999-05-18
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    April 3, 1999

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at April 3, 1999

Common Stock, $.01 par value               2,130,766

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - April 3, 1999
     and October 3, 1998
3

     Consolidated Statement of Income - Six Months Ended
     April 3, 1999 and March 31, 1998
4

     Consolidated Statement of Cash Flows - Six Months Ended
     April 3, 1999 and March 31, 1998
5

     Notes to Consolidated Financial Statements
6


Item 2     Management Discussion and Analysis
10


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
12

              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                           April 3,
October 3,
                                            1999
1998
                                         (UNAUDITED)
AUDITED
              ASSETS
  (ALL PLEDGED, NOTE 4)
CURRENT ASSETS:
   Cash                                   $ 115,185
$ 283,473
   Accounts receivable, net of allowances 1,145,868
1,174,946
   Inventories (Note 3)                   3,489,287
3,410,767
   Prepaid expenses                          45,822
27,184
   Refundable taxes on income                16,542
92,723
   Deferred income taxes (Note 5)           115,800
111,000
     TOTAL CURRENT ASSETS                 4,928,504
5,100,093

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                4,775,452
4,694,485
   Less - Accumulated depreciation       -3,212,691
-3,079,727

                                          1,562,761
1,614,758
OTHER ASSETS:
   Excess of cost of investment in
   subsidiaries over equity in net
   assets acquired                            8,990
10,868
   Deferred income taxes - long term(Note 5)135,000
131,000
     TOTAL OTHER ASSETS                     143,990
141,868

TOTAL ASSETS                             $6,635,255
$6,856,719

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt (Note 4)              $  152,300
$  184,000
   Accounts payable                         323,378
289,775
   Accrued expenses                         205,969
457,406
   Accrued environmental costs (Note 6)           -
4,648
   Deferred compensation                     60,000
42,500
     TOTAL CURRENT LIABILITIES              741,647
978,329

LONG-TERM DEBT, net of
    current maturities (Note 4)              76,354
377,515

DEFERRED COMPENSATION                       491,000
508,500

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,130,766 shares
     (2,129,982 shares at October 3, 1998)   21,308
21,299
   Additional paid-in capital               479,286
477,923
   Retained earnings                      4,825,660
4,493,153
     TOTAL SHAREHOLDERS'EQUITY            5,326,254
4,992,375

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $6,635,255
$6,856,719

              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)

                          April 3, 1999            March 31,
1998
                  For The Three For the Six   For The Three
For The Six
                  Months Ended  Months Ended  Months Ended
Months Ended

NET SALES           $2,439,288    $4,831,459    $2,369,983
$4,899,247


COST OF SALES        1,544,905     3,064,627     1,513.248
3,317,320

GROSS PROFIT           894,383     1,766,832       856,735
1,761,927


SELLING AND ADMINISTRATIVE
     ADMINISTRATIVE
     EXPENSES          592,174     1,186,407       581,526
1,144,503


INCOME FROM
     OPERATIONS        302,209       580,425       275,209
617,424


OTHER INCOME
  (EXPENSE):
    Interest expense  -16,662        -24,567       -27,088
-44,892
    Other income, net   4,742          8,749         6,367
14,652

   TOTAL OTHER
   INCOME (EXPENSE)   -11,920        -15,818       -20,721
-30,240


INCOME BEFORE
  INCOME TAXES        290,289        564,607       254,488
587,184

PROVISION FOR
  INCOME TAXES        119,700        232,100       105,200
241,200

NET INCOME (loss)    $170,589       $332,507      $149,288
$345,984


EARNINGS PER SHARE
  (Note 7)

          Basic         $0.08           $0.16        $0.07
$0.16
          Diluted       $0.08           $0.16        $0.07
$0.16

               GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                              FOR THE SIX
MONTHS ENDED
                                              April 3,
March 31,
                                                1999
1998

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                 $332,507
$345,984

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization             134,842
121,884
     Deferred income taxes                      -8,800
-6,300
     Changes in assets and liabilities:
       Accounts receivable                      29,078
128,328
       Refundable taxes on income               76,181
-
       Inventories                             -78,520
-225,822
       Prepaid expenses and other              -18,638
-32,586
       Accounts payable                         33,603
176,199
       Accrued expenses                       -251,437
-175,469
       Accrued environmental liability          -4,648
-19,238
       Income taxes payable                          -
-30,875

         Total Adjustments                     -88,339
-63,879

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       244,168
282,105

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property,plant and equipment additions       -80,967
-192,136


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares        1,372
2,372
  Payment of Dividends                               -
-63,859
  Increase in long-term debt                   880,000
1,776,000
  Repayments of long-term debt              -1,212,861
-1,726,305

    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                      -331,489
-11,792

NET INCREASE (DECREASE) IN CASH               -168,288
78,177

CASH AND EQUIVALENTS - BEGINNING               283,473
82,943

CASH AND EQUIVALENTS - ENDING                 $115,185
$161,120

CASH PAID DURING THE PERIOD:
  Interest                                    $ 24,528
$ 42,913

  Income taxes                                $165,000
$278,375

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                            April 3, 1999
                            (UNAUDITED)

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

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                             April 3,
October 3,
                                               1999
1998

      Finished goods                       $2,926,178
$2,847,658
      Work in process                         139,945
139,945
      Raw materials                           423,164
423,164

                                           $3,489,287
$3,410,767

   The following factors were taken into consideration in determining inventory values:

      Goddard Valve Corp. - April 3, 1999 - $2,062,578.
      (estimated) and October 3, 1998 - $2,066,224. Interim inventories were valued by management using the gross profit method.

      Webstone Company, Inc. - April 3, 1999 - $1,426,709.
      (estimated) and October 3, 1998 - $1,344,543. Interim inventory was valued by management using the gross profit method. Total inventory is comprised of finished
      goods.

NOTE 4.  LONG-TERM DEBT

   The Company has available a revolving line of credit totaling
   $1,750,000 bearing interest at the greater of (i) prime plus 1/4% or
   (ii) the Federal Funds Effective Rate plus 1 1/4% per annum. On
   April 3, 1999 the effective interest rate was 8.25%. The agreement expires March 31, 2001 and is secured by all property and
   assets. Advances are restricted by certain limitations on eligible receivables and inventories.

      continued

   The credit agreement contains a number of covenants, the most restrictive of which relate to working capital, tangible net worth, and profitability levels, and restrict
   payment of cash dividends to 10% of the immediately preceding year's net income before taxes.

   At April 3, 1999 long-term obligations consisted of the following:
                                            LONG-TERM
CURRENT


   Capital lease obligations for machinery,
    payable in monthly installments of
    $12,080, through 2000, with imputed
    interest rate of approximately 8.5%     $   76,354
$152,300





NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                             April 3,
October 3,
                                               1999
1998
   Deferred tax asset
     Deferred compensation                $  220,400      $
220,400
     Inventory valuation                      69,400
68,600
     Accrued salaries                          9,300
9,300
     Environmental matters                     1,900
1,900
     Bad debts                                18,100
14,100

                                             319,100
314,300

     Depreciation                             68,300
72,300

                                          $  250,800      $
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

                                         Six Months ended
April 3, 1999
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $332,507
2,129,999    $0.16

Dilutive effect of potential common
   Stock:
      Stock options                          -
12,588

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $332,507
2,142,587    $0.16

                                         Six Months ended
March 31, 1998
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $345,984
2,127,641     $0.16

Dilutive effect of potential common
   Stock:
      Stock options                          -
43,546

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $345,984
2,171,187     $0.16

                                          Quarter ended
April 3, 1999
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $170,589
2,130,008     $0.08

Dilutive effect of potential common
   Stock:
      Stock options                          -
15,821

Diluted EPS:
   Income available to common
      shareholders after assumed
      exercise of dilutive securities   $170,589
2,145,829     $0.08


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

PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

Sales improved by 3% and income by 14% for the three months ended April 3, 1999 when compared with the same quarter last year. Consolidated net sales for this second quarter were $2,439,300 with net income of $170,600, or $.08 per share, compared with last year's net sales of $2,370,000 and net income of $149,300, or $.07 per share. During this period, net sales at the Webstone division increased by 17% while Valve division net sales decreased by 6% when compared to last year. Improvements in net income were the result of higher gross margins year over year, with only slight increases in selling and administrative expenses.

For the six months ended April 3, 1999, net sales were $4,831,400 with net income of $332,500, or $.16 per share, compared with net sales of $4,899,200 and net income of $346,000, or $.16 per share, for the same period in fiscal
1998. The drop in sales for the six months of 1.4% was the combined net result of an increase at the Webstone division of 11% and a decline for the Valve division of 9%.

Sale improvements at Webstone reflect the success of the Outback retail operation begun in March of last year.
Increases in sales at Outback offset declines in sales at the wholesaling operation year over year.

The sales declines experienced at the Valve division for the last six to eight quarters have now begun to moderate. There have been signs that the bottom of the decline in the industrial gas business may have been reached. Many indicators are currently pointing to improvements in Asian economies and the semiconductor industry, both of which have been important contributors to declines in air separation plant projects. Despite these promising signs, it was necessary to reduce the Valve division work force during the quarter to bring expenses in line with a lower level of sales.

During this quarter, the Valve division made important improvements in its engineering capabilities by fully upgrading the Company's computer CAD systems to state of the art computers, and contracting to implement an advanced 3D solids modeling package, Pro Engineer. These improvements are expected to improve lead times for new product introduction and customer designs, as well as to reduce the cost of maintaining critical manufacturing and engineering documentation.

Liquidity remains strong, as operations generated close to $250,000. Long-term debt was further reduced by $300,000 in the first six months of this year, and although availability under the line of credit remains, the Company has not drawn upon it within this year. Long term obligations are primarily leases against capital equipment.

During March of 1999, preparations to be Y2K compliant were completed at the Valve division. All systems, computers, and other electronic equipment have been tested and are deemed satisfactory to pass into the new millennium.

The Company's Webstone Division will be converting to a Year 2000 compliant hardware and software package rather than upgrading its existing software. The Company has selected a software system which will be implemented by the fourth quarter of fiscal 1999. As a contingency plan for converting to the new system, the Webstone Division's purchasing system, the only system that uses dates more than one month into the future, can be upgraded in a matter of weeks.

The Company's results of operatings have not been materially effected by seasonablity.



FORWARD LOOKING INFORMATION


   Information contained in this Form 10-QSB contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate" or other comparable terminology. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements. Some of the principal factors which could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in introducing new products, the failure of the market to accept new products, changes in general economic conditions and conditions in major customer industries such as the industrial gas business.

     PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended April 3, 1999.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of May 17, 1999


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            --------------------------------
---
                            Salvatore J. Vinciguerra,
President