Form 10QSB
period 1999-07-03
GODDARD INDUSTRIES INC
filed 1999-08-18
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    July 3, 1999

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at July 3, 1999

Common Stock, $.01 par value               2,130,766

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - July 3, 1999
     and October 3, 1998
3

     Consolidated Statement of Income - Nine Months Ended
     July 3, 1999 and June 30, 1998
4

     Consolidated Statement of Cash Flows - Nine Months
Ended
     July 3, 1999 and June 30, 1998
5

     Notes to Consolidated Financial Statements
7


Item 2     Management Discussion and Analysis
13


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
17


























                                 -2-


                       GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                          ASSETS             July 3,
October 3,
                                              1999
1998
                                          (UNAUDITED)
AUDITED
CURRENT ASSETS:
   Cash and cash equivalents              $1,380,932
$ 149,756
   Accounts receivable, net of allowance     543,914
527,284
   Due from former Subsidiary                150,000
-
   Refundable taxes on income                106,442
92,723
   Inventories                             1,979,466
2,066,224
   Prepaid expenses and taxes                 21,297
22,067
   Deferred income taxes                     118,000
111,000

     TOTAL CURRENT ASSETS                  4,300,051
2,969,054

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 4,422,211
4,324,198
   Less - Accumulated depreciation        -2,956,427
-2,768,166

                                           1,465,784
1,556,032
OTHER ASSETS:
   Investment                                250,000
-
   Deferred income taxes                     136,700
131,000
   Net assets of discontinued operations        -
1,666,639

     TOTAL OTHER ASSETS                      386,700
1,797,639

TOTAL ASSETS                              $6,152,535
$6,322,725

              LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt                       $  119,000
$  184,000
   Accounts payable                          80,963
122,381
   Accrued expenses                         401,833
328,806
   Accrued environmental liability                -
4,648
   Deferred compensation                     60,000
42,500

     TOTAL CURRENT LIABILITIES              661,796
682,335

LONG-TERM DEBT, net of
    current maturities                       60,676
139,515

DEFERRED COMPENSATION                       490,808
508,500

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     Authorized 3,000,000 shares, issued
     and outstanding 2,130,766 shares
     (2,129,982 shares at October 3, 1998)   21,308
21,299
   Additional paid-in capital               479,286
477,923
   Retained earnings                      4,438,661
4,493,153
     TOTAL SHAREHOLDERS'EQUITY            4,939,255
4,992,375

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $6,152,535
$6,322,725
                                -3-
                      GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                          July 3, 1999             June 30,
1998
                  For The Three For the Nine  For The Three
For The Nine
                  Months Ended  Months Ended  Months Ended
Months Ended

NET SALES           $1,109,346    $3,879,161    $1,329,453
$4,375,450


COST OF SALES          703,338     2,396,019       810,850
2,669,428

GROSS PROFIT           406,008     1,483,142       518,603
1,706,022


SELLING AND ADMINISTRATIVE
     EXPENSES          301,371       922,352       278,400
874,528


INCOME FROM
     OPERATIONS        104,637       560,790       240,203
831,494


OTHER INCOME
  (EXPENSE):
    Interest expense  -18,169        -40,681        -5,872
-17,053
    Other income, net  13,378         39,466        19,477
52,218

   TOTAL OTHER
   INCOME (EXPENSE)    -4,791         -1,215        13,605
35,165


INCOME (LOSS)BEFORE INCOME
  TAXES FROM CONTINUING
  OPERATIONS           99,846        559,575       253,808
866,659

PROVISION FOR
  INCOME TAXES
    Current            49,300        248,200        96,300
353,800
    Deferred           -3,900        -12,700         8,900
2,600

       Total income
       taxes(benefit)  45,400        235,500       105,200
356,400

NET INCOME FROM CONTINUING
   OPERATIONS          54,446        324,075       148,608
510,259

NET INCOME (LOSS)FROM
   DISCONTINUED OPERATIONS
                      -32,583         30,294        31,672
16,005

NET LOSS ON DISPOSITION
  OF DISCONTINUED
  OPERATIONS
                     -408,861       -408,861

NET INCOME (LOSS)   $-386,998       $-54,492      $180,280
$526,264

                         GODDARD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (CONTINUED)


                          July 3, 1999             June 30,
1998
                  For The Three For the Nine  For The Three
For The Nine
                  Months Ended  Months Ended  Months Ended
Months Ended



EARNINGS (LOSS) PER SHARE:

 Basic:

  Continuing
   operations           $0.03           $0.15        $0.07
$0.24

  Discontinued
   operations           -0.02            0.01         0.01
0.01

  Loss on disposition
   of discontinued
   operations           -0.19           -0.19            -
-

  Net income (loss)    $-0.18          $-0.03        $0.08
$0.25



 Diluted:

  Continuing
   operations           $0.03           $0.15        $0.07
$0.23

  Discontinued
   operations           -0.02            0.01         0.01
0.01

  Loss on disposition
   of discontinued
   operations           -0.19           -0.19            -
-



  Net income (loss)    $-0.18          $-0.03        $0.08
$0.24

                        GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended
                            (UNAUDITED)
                                              July 3,
June 30,
                                                1999
1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations      $324,075
$510,529

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation                              188,261
174,959
     Deferred income taxes                     -12,700
2,600
     Changes in assets and liabilities:
       Accounts receivable                     -16,630
-68,118
       Refundable taxes on income              -13,719
-62,660
       Inventories                              86,758
2,845
       Prepaid expenses and taxes                  770
-51,981
       Accounts payable                        -41,418
-1,065
       Accrued expenses                         73,027
-130,297
       Accrued environmental liability          -4,648
-40,352
       Deferred compensation                      -192
-

         Total Adjustments                     259,509
-174,069

    NET CASH PROVIDED BY
    OPERATING ACTIVITIES                       583,584
336,460

CASH FLOWS FROM INVESTING ACTIVITIES:
  Discontinued operations                      888,072
62,092
  Property,plant and equipment additions       -98,013
-208,115

                                               790,059
-146,023
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares        1,372
2,372
  Repayment of long-term debt                 -143,839
-97,696
  Payment of dividends                               -
-63,860

                                              -142,467
-159,184


NET INCREASE (DECREASE) IN CASH              1,231,176
31,253

CASH AND EQUIVALENTS - BEGINNING               149,756
47,194

CASH AND EQUIVALENTS - ENDING               $1,380,932
$78,447

CASH PAID DURING THE PERIOD FOR:
  Interest                                    $ 40,681
$ 42,913

  Income taxes                                $282,500
$278,375

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                            July 3, 1999
                            (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Reference is made to the financial statements included in the Annual Report for the year ended October 3, 1998 for
a
   summary of significant accounting policies and other disclosures.

   As a result of the sale of Webstone Company, Inc.
(Webstone) (see
   Note 8), the financial statements for all periods have been restated
   to reflect Webstones' discontinued operations.

NOTE 2.  BASIS OF PRESENTATION:

   The information shown in the consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                              July 3,
October 3,
                                               1999
1998

      Finished goods                       $1,416,357
$1,503,115
      Work in process                         139,945
139,945
      Raw materials                           423,164
423,164

                                           $1,979,466
$2,066,224


NOTE 4.  LONG-TERM OBLIGATIONS

At July 3, 1999 long-term obligations consisted of
   the following:
                                            LONG-TERM
CURRENT


   Capital lease obligations for machinery,
    payable in monthly installments through
    2000, with imputed interest rate of
    approximately 8.5%                     $   60,676
$119,000

NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                             July 3,
October 3,
                                               1999
1998
   Deferred tax asset
     Deferred compensation                $  220,400      $
220,400
     Capital loss carryforward               164,600
0
     Inventory valuation                      69,200
68,600
     Accrued salaries                          9,300
9,300
     Environmental matters                     1,900
1,900
     Bad debts                                20,100
14,100

                                             485,500
314,300

     Capital loss carryforward                     0
0
     Depreciation                             66,200
72,300

                                             419,300
242,000

   Less valuation allowance                 -164,000
-

                                            $254,700
$242,000

Management has established a valuation allowance against deferred tax assets attributable to the capital loss carryforward.


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

NOTE 7. EARNING PER SHARE:

The following data show the amounts used in computing earnings per share
(EPS) from continuing operations and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                         Nine Months ended
July 3, 1999
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $324,075
2,130,255    $0.15

Dilutive effect of potential common
   Stock:
      Stock options                          -
15,821

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $324,075
2,146,076    $0.15





                                         Nine Months ended
June 30, 1998
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $510,259
2,128,156     $0.24

Dilutive effect of potential common
   Stock:
      Stock options                          -
43,546

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $510,259
2,171,702     $0.23

NOTE 7.  EARNING PER SHARE:  (continued)

                                          Quarter ended July
3, 1999
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $ 54,466
2,130,766     $0.03

Dilutive effect of potential common
   Stock:
      Stock options                          -
15,821

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $ 54,466
2,146,587     $0.03






                                          Quarter ended June
30, 1998
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $148,608
2,129,198     $0.07

Dilutive effect of potential common
   Stock:
      Stock options                          -
17,737

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $148,608
2,146,935     $0.07

NOTE 8.  DISCONTINUED OPERATIONS:

   On July 1, 1999 the Board of Directors of Goddard Valve
   Corp. approved the sale of Webstone Company, Inc.
   (Webstone), its wholly-owned subsidiary, to Michael E.
   Reck, President of Webstone since 1996. The sale was consummated on July 2, 1999. The selling price of $1,789,324 was received in the form of $1,389,324 of cash, $250,000 of preferred stock in the Webstone
   Company, Inc., and a non-interest bearing loan of $150,000 due within 90 days of closing. Webstone's results are reported as a discontinued operation in the consolidated Financial Statements for all periods presented. The assets and liabilities of Webstone have been reported in the Consolidated Balance Sheet as net assets of discontinued operations and are included in Other Assets.

   Webstone's discontinued operations are presented as follows:

                        Webstone Company, Inc.
                         Statements of Income


                          July 3, 1999             June 30,
1998
                  For The Three For the Nine  For The Three
For The Nine
                  Months Ended  Months Ended  Months Ended
Months Ended

NET SALES           $  956,338    $3,017,982    $  972,916
$2,826,166

COST OF SALES          651,044     2,022,990       551,406
1,916,139

GROSS PROFIT           305,294       994,992       421,510
910,027

SELLING AND ADMINISTRATIVE
   EXPENSES            359,068       943,994       353,863
835,747

INCOME FROM
   OPERATIONS          -53,774        50,998        67,647
74,280

OTHER INCOME
  (EXPENSE):
   Interest expense        -19        -2,075       -16,028
-49,739
   Other income, net      -490         1,671            53
1,464

   TOTAL OTHER
   INCOME (EXPENSE)       -509          -404       -15,975
-48,275

INCOME (LOSS) BEFORE
   INCOME TAXES
   (BENEFIT)           -54,283        50,594        51,672
26,005

PROVISION FOR (BENEFIT
   FROM) INCOME
   TAXES               -21,700        20,300        20,000
10,000


NET INCOME (LOSS)     $-32,583       $30,294       $31,672
$16,005



                                    -11-
Webstone' Balance Sheet as of October 3, 1998 is summarized as follows:

                       Webstone Company, Inc.
                           Balance Sheet

ASSETS

October 3,

1998
CURRENT ASSETS:
   Cash and cash equivalents                              $
133,717
   Accounts receivable, net of allowance
647,662
   Inventories
1,344,543
   Prepaid expenses and taxes
5,117

   TOTAL CURRENT ASSETS
2,131,039

PROPERTY, PLANT AND EQUIPMENT, NET
58,726

OTHER ASSETS
10,869

TOTAL ASSETS
$2,200,633


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       $
167,394
   Accrued expenses
128,600

TOTAL CURRENT LIABILITIES
295,994

LONG-TERM DEBT, net of current maturities
238,000

SHAREHOLDERS' EQUITY
1,666,639

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY
$2,200,633

PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

During the quarter ended July 3, 1999, the Company sold Webstone, one of its two operating divisions, to the former President of that division for approximately $1,789,000, as more fully described below. As a result, the Company has three classes of income (loss) for reporting purposes for the quarter: income from continuing operations; income from discontinued operations (the sold Webstone division), and loss on the sale of the Webstone division.

The decision by the Board of Directors to sell the Webstone division followed a strategic analysis of Goddard's position in both the plumbing supplies business, where it is a relatively small competitor, and the cryogenic valve business, where it is a market leader in the Western Hemisphere. There is little synergy between these two business sectors, and the decision to sell Webstone will enable the Company to focus its financial and management resources on the cryogenic valve industry.

The Board of Directors was also aware that Michael Reck, President of the Webstone division since 1996, had expressed interest in acquiring the Webstone business from the Company. Because Michael Reck is the son of Saul I. Reck, founder and Chairman of the Board of the Company, and the brother of Joel Reck, Clerk and legal counsel to the Company, the Board of Directors appointed a special committee of the Board of Directors to conduct negotiations with Michael E. Reck concerning the sale of the Webstone business to him. The special committee consisted of Messrs. Humphrey,, Knopp, and Wimmergren, the three outside directors, and Mr. Salvatore J. Vinciguerra, the President and Chief Executive Officer of the Company. Messrs. Saul Reck and Joel Reck did not participate in discussions concerning the transaction. In addition, because Joel Reck is a member of the law firm of Brown Rudnick Freed & Gesmer which normally acts as the Company's legal counsel, the special committee retained separate legal counsel for the purpose of negotiating the transaction with Michael Reck. The special committee also retained the investment banking firm of Fechtor Detwiler, Inc. to advise it on the transaction. After several months of negotiations between the Company and Michael Reck, the special committee reached an agreement to sell the stock of the Webstone subsidiary to him for a purchase price of $1,789,000 - $1,389,000 in cash at closing, $150,000 in the form of a ninety day non-interest-bearing loan, and $250,000 in preferred stock of Webstone. Fechtor Detwiler, Inc. provided an opinion to the Board of Directors that the transaction was fair to the Company.

The sale of the Webstone subsidiary to Michael Reck was completed July 2, 1999. At the time of the sale, the Webstone subsidiary had a book value of $2,016,000. As a result of the difference in value between book value and purchase price, transactional cost associated with the sale, and reserves taken, there was a loss on the sale of $409,000 or $.19 per share.

Results of Operations

Net sales from continuing operations for the quarter ended July 3, 1999 were $1,109,000, with net income from continuing operations of $54,000, or $.03 per share. This compared with net sales of $1,329,000 and net income of $149,000, or $.07 per share, from continuing operations for the same quarter of fiscal 1998. Net sales from discontinued operations for the quarter were $956,000, with a net loss from discontinued operations of $33,000, or $.02 per share. This compared with net sales of $973,000 and net income of $32,000, or $.01 per share, from discontinued operations for the same quarter of fiscal 1998. The sale of Webstone resulted in a book loss of $409,000, or $.19 per share. As a result, consolidated net loss for the third quarter of fiscal 1999 from continuing operations, discontinued operations, and loss on the sale of Webstone was $387,000, or $.18 per share, compared with net income of $180,000, or $.08 per share, for the same quarter of fiscal 1998.

Net sales from continuing operations for the nine months ended July 3, 1999 were $3,879,000, with net income from continuing operations of $324,000, or $.15 per share. This compared with net sales of $4,375,000 and net income of $510,000, or $.24 per share, from continuing operations for the same period of fiscal 1998. Net sales from discontinued operations for the nine months ended July 3, 1999 were $3,018,000, with net income from discontinued operations of $30,000, or $.01 per share. This compared with net sales of $2,826,000 and net income of $16,000, or $.01 per share, from discontinued operations for the same period of fiscal 1998.

Consolidated net loss for the nine months ended July 3, 1999 from continuing operations, discontinued operations, and loss on sale of Webstone was $55,000, or $.03 per share, compared with new income from continuing operations and discontinued operations of $526,000, or $.25 per share for the same period last year. There were no extraordinary gains or losses in the nine month period ending June 30, 1998.

Gross profit margins from continuing operations for the third quarter of fiscal 1999 declined to 36.6% from 39% in the corresponding quarter of fiscal 1998 because fixed overhead did not decline in the same proportion as the reduction in volume during the third quarter. Selling and administration expenses from continuing operations increased as a percentage of revenue from 21% in the third quarter of fiscal 1998 to 27.2% in the third quarter of fiscal 1999, reflecting slightly higher administrative costs at a lower volume.

Gross profit margins from continuing operations for the first nine months of fiscal 1999 declined slightly to 38.2% from 39% in the corresponding period of fiscal 1998.
Selling and administrative expenses from continuing operations increased as a percentage of revenue to 23.7% during the first nine months of fiscal 1999, compared to 20.0% during the corresponding period of fiscal 1998. The increase in selling and administrative expenses as a percentage of revenues was due in part to the lower volume and costs associated with the transition in the position of President and Chief Executive Officer in the first quarter of the fiscal year.

The downward trend in orders received year-to-year from cryogenic valve operations continued despite signs reported in the last quarter that the decline in year to year orders received had moderated. Orders received from cryogenic valve operations in the quarter ended July 3, 1999 were $938,000 compared with $1,479,000 in the same quarter last year. For the nine months, orders received were $3,504,000, compared with $4,537,000 last year. Two customers account for virtually the entire year-to-year decline of $1,033,000. Orders from our largest customer in the first nine months of this year were $835,000 compared with $1,415,000 in the same period last year, and orders from our second largest customer were $395,000 compared with $820,000 in the same period last year. Management believes that those reductions are representative of reductions in spending by those customers and the remainder of the industry, and do not reflect losses in the Company's market share. Few new air separation plants are being constructed anywhere in the world at the moment, reflecting continued stagnation in new plant and equipment spending in air separation plants in Asia, coupled with extra capacity in the industry created during the 1996-1997 expansion.

Liquidity And Capital Resources

Historically, the Company has funded operations through earnings and bank borrowings. However, the sale of the Webstone business has enhanced the Company's balance sheet and provides it with additional liquidity. At July 3, 1999, the Company had paid off all long term debt except equipment leases of $179,000 and had approximately $1,380,000 in cash and cash equivalents. The Company's $1,750,000 line of credit with BankBoston has been temporarily discontinued while the Company reviewed its capital requirements for the restructured operations.

The Company believes that its working capital and cash position, provide sufficient liquidity to handle the normal working capital requirements of its business.

During the first nine months of fiscal 1999, operating activities from continuing operations produced $584,000 of cash. The major sources of cash were net income from continuing operations and depreciation.

The Company received $888,000 in cash from discontinued operations and invested approximately $98,000 in property and equipment during the nine months ended July 3, 1999, compared to $208,000 during the corresponding period of the prior year. Historically, the Company has borrowed funds for period of up to five years for the purchase of new machinery and met the required amortization and interest payments from its current working capital.

The Company's results of operations have not been materially affected by seasonality.

Year 2000

Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of the systems do not properly recognize a year that begins with "20" instead of "19". These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 problem".

In March 1999 the Company completed its assessment of the ability of the computers, systems and electronic equipment of the Valve division to process information involving the Year 2000 and beyond accurately, and completed the necessary corrective actions. The total cost for assessment and correction of internal "Year 2000" problems for the Valve division was approximately $50,000, which was paid out of working capital and expensed currently. The Company's discussions with its suppliers and customers of the Valve division as to the possible impact of Year 2000 problems has not disclosed any anticipated problems. Management believes that a reasonable "worst case scenario" is that Year 2000 problems would cause delays in deliveries of production material. Management has developed contingency plans to address this worst case scenario.

     PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

    (b)  Form 8-K filed July 15, 1999 related to sale of
             Webstone subsidiary.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of August 17, 1999


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            --------------------------------
---
                            Salvatore J. Vinciguerra,
President