Form 10KSB
period 1999-10-02
GODDARD INDUSTRIES INC
filed 1999-12-30
CIK 41980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended October 2, 1999

                                       or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Transition Period from           to

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

         Issuer's Telephone Number, Including Area Code: (508) 852-2435

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

The registrant's net revenues for its most recent fiscal year are $4,976,104.

The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at December 20, 1999 was approximately $1,607,000, based on the mean of the high and low sale prices on that date as reported by the National Quotation Bureau, Inc.

As of December 20, 1999, there were outstanding 2,131,531 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.


Transitional Small Business Disclosure Format:

     Yes               No  X

                                     PART I

ITEM 1.  BUSINESS.

         General.

         Goddard Industries, Inc. (which together with its wholly-owned subsidiaries is hereinafter referred to as the "Company") is engaged primarily in the design, manufacture, distribution and sale of cryogenic valves for industrial and commercial use. During the quarter ended July 3, 1999, the Company sold The Webstone Company, Inc. (referred to as the "Webstone Division" or "Webstone"), its former plumbing supplies division, to the President of that division for approximately $1,789,000, as more fully described below.

         The Company is a Massachusetts corporation organized in 1959. Its executive offices are located at 705 Plantation Street, Worcester, Massachusetts 01605.

         The Company's Goddard Valve Corp. subsidiary (referred to as the "Valve Division") designs, manufactures and sells cryogenic gate, globe and check valves and control devices required for the handling of liquefied oxygen, nitrogen, liquefied natural gas, and other liquefied gases. Additionally, the Company has developed a manifold system to allow addition of controls to a cryogenic tank as a single unit. The principal markets for the Valve Division's cryogenic valves historically have been air separation companies and manufacturers of cryogenic tanks and transport trailers. In more recent years, markets for special cryogenic valves have developed for use on tanks required by the semi-conductor manufacturing and medical technology industries. The Valve Division's cryogenic valves are distributed domestically both by direct sales to customers and through independent sales representatives. The Valve Division also makes direct sales of the valves to customers in Canada, Europe and Asian countries.

         The decision by the Board of Directors to sell the Webstone Division followed a strategic analysis of the Company's position in both the plumbing supplies business, where it was a relatively small competitor, and the cryogenic valve business, where it is a market leader in the Western Hemisphere. The Board of Directors determined that there was little synergy between these two business sectors, and that the decision to sell the Webstone Division would enable the Company to focus its financial and management resources on the cryogenic valve industry.

         The Board of Directors was also aware that Michael E. Reck, President of the Webstone Division since 1996, had expressed interest in acquiring the Webstone business from the Company. Because Michael Reck is the son of Saul I. Reck, founder and Chairman of the Board of the Company, and the brother of Joel
M. Reck, Clerk and legal counsel to the Company, the Board of Directors appointed a special committee of the Board of Directors to conduct negotiations with Michael Reck concerning the sale of the Webstone business to him. The special committee consisted of Messrs. Humphreys, Knopp, and Wimmergren, the three outside directors, and Mr. Salvatore J. Vinciguerra, the President and Chief Executive Officer of the Company. Messrs. Saul Reck and Joel Reck did not participate in discussions concerning the transaction. In addition, because Joel Reck is a member of the law firm of Brown Rudnick Freed & Gesmer which normally acts as the Company's legal counsel, the special committee retained separate legal counsel for the purpose of negotiating the transaction with Michael Reck. The special committee also retained the investment-banking firm of Fechtor Detwiler, Inc. to advise it on the transaction. After several months of negotiations between the Company and Michael Reck, the special committee reached an agreement to sell the stock of the Webstone subsidiary to him for a purchase price of $1,789,000 - $1,389,000 in cash at closing, $150,000 in the form of a ninety day non-interest-bearing loan, and $250,000 in preferred stock of Webstone. Fechtor Detwiler, Inc. provided an opinion to the Board of Directors that the transaction was fair to the Company.

         The sale of the Webstone subsidiary to Michael Reck was completed July 2, 1999. At the time of the sale, the Webstone subsidiary had a book value of $2,053,000. As a result of the difference in value between book value and purchase price, transactional costs associated with the sale, and reserves taken, there was a loss on the sale of $419,000 or $.19 per share.

         Sources of Supply.

         Raw materials for the Valve Division's business consist of stainless steel, aluminum and bronze castings and bar stock, which are available from a variety of regular and competitive suppliers. The Company does not anticipate difficulty in obtaining sufficient raw materials for that business.

         Dependence upon Principal Customers.

         During fiscal 1999 the Valve Division was dependent on one customer for 23% of its cryogenic valve business and any loss or significant decrease in business from this customer would have a material adverse effect on the business of the Company.

         Backlog.

         The dollar amount of backlog of orders believed to be firm for the Valve Division was approximately $230,000 as of the end of the 1999 fiscal year, compared with approximately $886,000 as of the end of the 1998 fiscal year and $860,000 at the end of fiscal 1997. The lower backlog at the end of fiscal 1999 reflects the lower level of bookings for the year, coupled with the need to meet delivery dates determined by customer requirements.

         No part of the backlog is seasonal. Backlog varies according to business conditions within the industry, and all backlog is expected to be shipped within the current fiscal year.

         Competition.

         All aspects of the Company's business are highly competitive. The Company believes there are between six and eight principal competitors in the Valve Division's cryogenic valve business. The Valve Division competes on the basis of product performance, dependability, and price. In the last year, foreign competitors have been more aggressive in pursuing business in the United States. The Company believes that the Valve Division's competitive position within that industry is strong, although there can be no assurance that that situation will continue.

         Research and Development.

         During the last fiscal year, the Company spent approximately $197,000 and had six employees working full or part time on Company-sponsored research and development, all of which was spent on cryogenic valve development. During the previous year the Company spent approximately $156,000 for research and development.

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

         Employees.

         As of December 20, 1999, the Company had a total of 33 employees, 32 of whom were full time employees of the Company.


ITEM 2.  PROPERTIES.

         The Company's executive offices and the business of the Valve Division are located at 705 Plantation Street, Worcester, Massachusetts in a one-story building on a main thoroughfare owned by Goddard Valve Corporation. The building has approximately 37,000 square feet: a 27,000 square foot masonry structure erected in 1961 and a 10,000 square foot steel structure added in 1997. The Company leases approximately 15,000 square feet to Webstone pursuant to a lease with terms that were negotiated on an arms-length basis.

         The Company believes that the facility is adequate to meet Company needs for the foreseeable future. The Company believes that its existing facilities and equipment are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

         In 1995 the Massachusetts Department of Environmental Protection ("DEP") designated the Company's facility at 705 Plantation Street, Worcester as a Tier 1C Site under the Massachusetts Contingency Plan as a result of a prior release of hazardous materials on the site. The Company was required to conduct response actions required under the Massachusetts Contingency Plan. These actions culminated in the filing of a Class C Response Action Outcome Statement with the DEP in September 1998. Based upon the information presently available, no further corrective response actions are required; however, the Company must continue to monitor the site and file reports of the monitoring results with the DEP.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the stockholders of the Company during the fourth quarter of the 1999 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board. As of December 20, 1999, there were approximately 551 holders of the Company's Common Stock. The quarterly high and low bid prices of the Company's Common Stock for the two fiscal years ending October 3, 1998 and October 2, 1999 are set forth below. Prices are based upon quotations from the National Quotation Bureau, Inc.


                             FISCAL 1998 BID PRICES

                                                   High              Low
                                                ----------       ----------
Quarter Ending:                   12/31/97      $    4.50        $    3.50
                                   3/31/98      $    4.50        $    2.00
                                   6/30/98      $    3.75        $    2.375
                                   10/3/98      $    2.875       $    1.50


                             FISCAL 1999 BID PRICES

                                                   High           Low
                                                   ----           ---
Quarter Ending:               1/2/99           $    2.625      $    1.375
                              4/3/99           $    2.625      $    2.00
                              7/3/99           $    2.25       $    2.00
                             10/2/99           $    2.25       $    1.375

         The Company has paid stock dividends from time to time in the past and paid a single cash dividend of $.03/share in February, 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations - 1999 Compared to 1998

         As a result of the sale of Webstone, the Company has three classes of income (loss) for reporting purposes for the year: income from continuing operations; income from discontinued operations (the sold Webstone Division), and loss on the sale of the Webstone Division.

         Net sales from continuing operations for the fiscal year ended October 2, 1999 were $4,976,000, with net income from continuing operations of $463,000 or $.21 per share. This compared with net sales of $5,838,000 and net income of $786,000 or $.37 per share from continuing operations for the prior year. Net income from discontinued operations was $30,000 or $.01 per share in 1999 compared with a net loss of $39,000 or $.02 per share in the prior year. The sale of Webstone resulted in a book loss of $419,000, or $.19 per share. As a result, the consolidated net income for the fiscal year was $74,000 or $.03 per share, compared with $747,000 or $.35 per share last year.

         The downward trend in orders received year-to-year from cryogenic valve operations continued throughout the year. Orders received from cryogenic valve operations in the year ended October 2, 1999 were $4,351,000 compared with $5,887,000 in fiscal year 1998. The Valve Division's two largest customers accounted for two thirds of this decline. Management believes that those reductions are representative of reductions in spending by those customers and the remainder of the industry, and do not reflect losses in the Company's market share. Few new air separation plants are being constructed anywhere in the world at the moment, reflecting continued stagnation in new plant and equipment spending in air separation plants in Asia, coupled with extra capacity in the industry created during the 1996-1997 expansion.

         Gross profit margins from continuing operations for fiscal 1999 declined slightly to 40% from 43% in fiscal 1998 as a result of lower volumes. Selling and administrative expenses from continuing operations increased as a percentage of revenue to 25% during fiscal 1999, compared to 21% during fiscal 1998. The increase in selling and administrative expenses as a percentage of revenues was due in part to the lower volume as well as costs associated with the transition in the position of President and Chief Executive Officer in the first quarter of the fiscal year.


Results of Operations - 1998 Compared to 1997

         Net sales from continuing operations for the fiscal year ended October 3, 1998 were $5,838,000 with net income from continuing operations of $786,000 or $.37 per share. This compared with net sales of $6,727,000 and net income of $920,000 or $.44 per share from continuing operations for the fiscal year 1997. The net loss from discontinued operations in fiscal 1998 was $39,000 or $.02 per share compared with a net loss of $30,000 or $.01 per share in fiscal 1997. As a result, the consolidated net income for the fiscal year was $747,000 or $.35 per share, compared with $890,000 or $.43 per share in fiscal 1997.

         Gross profit margins for fiscal 1998 improved over 1997 to 43% from 37% reflecting improvements in the Division's manufacturing process. Sales and administrative expenses increased from 15% to 21% as a result of increases in personnel in engineering and production.


Liquidity and Capital Resources

         Historically, the Company has funded operations through earnings and bank borrowings. However, the sale of the Webstone business has enhanced the Company's balance sheet and provides it with additional liquidity. At July 3, 1999, the Company had paid off all long term debt except equipment leases of $140,000 and had approximately $1,770,000 in cash and cash equivalents. The Company's line of credit with BankBoston has been temporarily discontinued pending specific requirements for additional capital.

         During fiscal 1999, operating activities from continuing operations produced $854,000 of cash. The major sources of cash were net income from continuing operations and depreciation.

         The Company received $1,539,000 from the sale of Webstone, and spent $475,000 in its discontinued operations throughout the year, compared with $304,000 in fiscal 1998. Approximately $115,000 was invested in property and equipment during fiscal 1999, compared to $225,000 during the prior year.

         The Company believes that its working capital and cash position provide sufficient liquidity to handle the normal working capital requirements of its business.

         The Company's results of operations have not been materially effected by seasonality.


Year 2000 Readiness Disclosure

         Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of the systems do not properly recognize a year that begins with "20" instead of "19". These problems are commonly referred to as the "Year 2000 problem".

         In March 1999 the Company completed its assessment of the ability of the computers, systems and electronic equipment of the Valve division to process information involving the Year 2000 and beyond accurately, and completed the necessary corrective actions. The total cost for assessment and correction of internal "Year 2000" problems for the Valve division was approximately $50,000, which was paid out of working capital and expensed currently. The Company's discussions with its suppliers and customers of the Valve division as to the possible impact of Year 2000 problems have not disclosed any anticipated problems. Management believes that a reasonable "worst case scenario" is that Year 2000 problems would cause delays in deliveries of production material. Management has developed contingency plans to address this worst case scenario, including identifying alternative supply sources and planning for alternative delivery arrangements.


ITEM 7.  FINANCIAL STATEMENTS.

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

Executive Officers of the Company

         The executive officers of the Company who are neither directors of the Company or nominees for director are as follows:

Name                  Age          Position          Executive Officer Since
----                  ---          --------          -----------------------
Donald R. Nelson       64       Vice President          1973
                                of the Company


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this Item 12 is hereby incorporated in part by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements.

         1. Report of Greenberg, Rosenblatt, Kull & Bitsoli, P.C. dated November 15, 1999. (See page 14 hereof.)

         2. Consolidated Balance Sheet as of October 2, 1999 and October 3, 1998. (See page 15 hereof.)

         3. Consolidated Statement of Income for the fifty-two weeks ended October 2, 1999, the fifty-three weeks ended October 3, 1998, and the fifty-two weeks ended September 27, 1997. (See page
                  16 hereof.)

         4. Consolidated Statement of Stockholders' Equity for the fifty-two weeks ended October 2, 1999, the fifty-three weeks ended October 3, 1998, and the fifty-two weeks ended September 27, 1997. (See page 17 hereof.)

         5. Consolidated Statement of Cash Flows for the for the fifty-two weeks ended October 2, 1999, the fifty-three weeks ended October 3, 1998, and the fifty-two weeks ended September 27, 1997. (See page 18 hereof.)

         6.       Notes to the Consolidated Financial Statements. (See pages 19
                  - 31 hereof.)

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

                  (a)      Adoption Agreement (Non-Standardized Code
                           Section 401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*

                  (b) Employee Stock Purchase Plan dated December 9, 1993. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*

                  (c) Employment Agreement between the Company and Salvatore J. Vinciguerra dated October 19, 1998. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*

                  (d) 1998 Equity Incentive Plan. (Filed as Exhibit 10(i) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*.

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

                                     GODDARD INDUSTRIES, INC.



Dated:  December 29 1999             By:  /s/ Salvatore J. Vinciguerra
                                        ------------------------------------
                                         Salvatore J. Vinciguerra, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE                                  DATE
---------                                          -----                                  ----
 /s/ Salvatore J. Vinciguerra            Principal Executive Officer, Principal       December 29, 1999
------------------------------------     Financing and Accounting Officer
Salvatore J. Vinciguerra

 /s/ Saul I. Reck                        Chairman of the Board of Directors           December 29, 1999
------------------------------------
Saul I. Reck

 /s/ Jacky Knopp, Jr.                    Director                                     December 29, 1999
------------------------------------
Jacky Knopp, Jr.

 /s/ Robert E. Humphreys                 Director                                     December 29, 1999
------------------------------------
Robert E. Humphreys

 /s/ Lyle E. Wimmergren                  Director                                     December 29, 1999
------------------------------------
Lyle E. Wimmergren

                          Independent Auditors' Report

The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of October 2, 1999 and October 3, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goddard Industries, Inc. and Subsidiaries as of October 2, 1999 and October 3, 1998 and the consolidated results of their operations and cash flows for each of the three years in the period ended October 2, 1999, in conformity with generally accepted accounting principles.


                              GREENBERG, ROSENBLATT, KULL & BITSOLI, P.C.

Worcester, Massachusetts
November 15, 1999

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 2, 1999 AND OCTOBER 3, 1998

                              ASSETS                                                                 1999                    1998
                              ------                                                                 ----                    ----
Current assets:
    Cash and cash equivalents                                                                     $1,773,389              $  149,756
    Accounts receivable (less allowance for doubtful
     accounts of $17,900 in 1999 and $15,500 in 1998)                                                478,941                 527,284
    Inventories                                                                                    1,924,507               2,066,224
    Refundable income taxes                                                                           33,708                  92,723
    Prepaid expenses                                                                                  49,550                  22,067
    Deferred income taxes                                                                             87,000                  82,000
                                                                                                  ----------              ----------
        Total current assets                                                                       4,347,095               2,940,054
                                                                                                  ----------              ----------
Property, plant and equipment                                                                      1,433,110               1,556,032
                                                                                                  ----------              ----------

Other assets:
  Deferred income taxes                                                                               92,000                 123,000
  Investment                                                                                         250,000                      --
  Net assets of discontinued operations                                                                   --               1,703,639
                                                                                                  ----------              ----------
        Total other assets                                                                           342,000               1,826,639
                                                                                                  ----------              ----------
Total assets                                                                                      $6,122,205              $6,322,725
                                                                                                  ==========              ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
    Current maturities of capital lease obligations                                               $   96,000              $  184,000
    Accounts payable                                                                                  75,380                 122,381
    Accrued expenses                                                                                 291,336                 328,806
    Accrued environmental costs                                                                           --                   4,648
    Deferred compensation                                                                             69,000                  42,500
                                                                                                  ----------              ----------
        Total current liabilities                                                                    531,716                 682,335
                                                                                                  ----------              ----------
Capital lease obligations                                                                             44,222                 139,515
                                                                                                  ----------              ----------
Deferred compensation                                                                                476,791                 508,500
                                                                                                  ----------              ----------
Shareholders' equity:
    Common stock - par value $.01 per share;
       authorized 3,000,000 shares, issued
       and outstanding 2,131,531 shares
       in 1999 and 2,129,982 in 1998                                                                  21,315                  21,299
    Additional paid-in capital                                                                       480,713                 477,923
    Retained earnings                                                                              4,567,448               4,493,153
                                                                                                  ----------              ----------

        Total shareholders' equity                                                                 5,069,476               4,992,375
                                                                                                  ----------              ----------

Total liabilities and shareholders' equity                                                        $6,122,205              $6,322,725
                                                                                                  ==========              ==========

                   The accompanying notes are an integral part
                     of the consolidated financial statement

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           YEARS ENDED OCTOBER 2, 1999
                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

                                                                               1999                  1998                   1997
                                                                            -----------           -----------           -----------
Sales                                                                       $ 4,976,104           $ 5,838,295           $ 6,726,853

Cost of sales                                                                 2,994,077             3,335,363             4,211,032
                                                                            -----------           -----------           -----------

    Gross profit                                                              1,982,027             2,502,932             2,515,821

Selling and administrative expenses                                           1,255,818             1,227,276             1,017,619
                                                                            -----------           -----------           -----------

    Operating profit                                                            726,209             1,275,656             1,498,202
                                                                            -----------           -----------           -----------

Other income (expense):
    Interest expense                                                            (56,464)              (24,621)              (21,900)
    Other income                                                                102,432                69,774                68,875
                                                                            -----------           -----------           -----------

        Total other income                                                       45,968                45,153                46,975
                                                                            -----------           -----------           -----------

Income from continuing operations
    before income taxes                                                         772,177             1,320,809             1,545,177
                                                                            -----------           -----------           -----------

Income taxes (benefit):
    Current                                                                     283,000               480,000               674,700
    Deferred                                                                     26,000                55,000               (49,000)
                                                                            -----------           -----------           -----------

        Total income taxes                                                      309,000               535,000               625,700
                                                                            -----------           -----------           -----------

Income from continuing operations                                               463,177               785,809               919,477
                                                                            -----------           -----------           -----------

Discontinued operations:
    Income (loss) from operations, net of tax                                    30,295               (39,049)              (29,145)
    Loss on disposal, net of tax                                               (419,177)                   --                    --
                                                                            -----------           -----------           -----------

    Loss from discontinued operations                                          (388,882)              (39,049)              (29,145)
                                                                            -----------           -----------           -----------

Net income                                                                  $    74,295           $   746,760           $   890,332
                                                                            ===========           ===========           ===========

Earnings per share:
    Continuing operations:
        Basic                                                               $      0.22           $      0.37           $      0.44
                                                                            ===========           ===========           ===========

        Diluted                                                             $      0.21           $      0.37           $      0.44
                                                                            ===========           ===========           ===========

    Net Income:
        Basic                                                               $      0.03           $      0.35           $      0.43
                                                                            ===========           ===========           ===========

        Diluted                                                             $      0.03           $      0.35           $      0.43
                                                                            ===========           ===========           ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           YEARS ENDED OCTOBER 2, 1999
                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

                                                  Shares                           Additional
                                                 of common         Common            paid-in          Retained
                                                   stock            stock            capital          earnings             Total
                                                 ---------       -----------       -----------       -----------        -----------

Balance at September 28, 1996                    2,040,129       $    20,401       $   399,353       $ 2,919,921        $ 3,339,675

Net income                                              --                --                --           890,332            890,332

Stock options exercised                             80,000               800            62,608                --             63,408

Stock issued under
   employee stock
   purchase plan                                     6,520                65             9,550                --              9,615
                                                 ---------       -----------       -----------       -----------        -----------

Balance at September 27, 1997                    2,126,649            21,266           471,511         3,810,253          4,303,030

Net income                                              --                --                --           746,760            746,760

Dividends paid
   ($.03 per share)                                     --                --                --           (63,860)           (63,860)

Stock options exercised                              2,000                20             3,680                --              3,700

Stock issued under
employee stock
   purchase plan                                     1,333                13             2,732                --              2,745
                                                 ---------       -----------       -----------       -----------        -----------

Balance at October 3, 1998                       2,129,982            21,299           477,923         4,493,153          4,992,375

Net income                                              --                --                --            74,295             74,295

Stock issued under
employee stock
   purchase plan                                     1,549                16             2,790                --              2,806
                                                 ---------       -----------       -----------       -----------        -----------

Balance at October 2, 1999                       2,131,531       $    21,315       $   480,713       $ 4,567,448        $ 5,069,476
                                                 =========       ===========       ===========       ===========        ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           YEARS ENDED OCTOBER 2, 1999
                     OCTOBER 3, 1998, AND SEPTEMBER 27, 1997

                                                                                       1999              1998               1997
                                                                                    -----------       -----------       -----------
Operating activities:
    Net income                                                                      $    74,295       $   746,760       $   890,332
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Income (Loss) from discontinued operations                                        (30,295)           39,049            29,145
      Loss on disposition of business                                                   419,177                --                --
                                                                                    -----------       -----------       -----------

        Income from continuing operations                                               463,177           785,809           919,477
        Depreciation and amortization                                                   237,683           239,398           223,604
        Provision for losses on accounts receivable                                       2,400            (1,374)           (1,849)
        Changes in assets and liabilities:
          Accounts receivable                                                            45,943           142,428            87,023
          Other receivables                                                                  --                --           785,000
          Inventories                                                                   141,717           (99,571)         (309,227)
          Refundable income taxes                                                        59,015           (92,723)               --
          Prepaid expenses                                                              (27,483)            5,489            (1,868)
          Accounts payable                                                              (47,001)         (118,384)           20,405
          Accrued expenses                                                              (37,470)          (33,816)           47,466
          Accrued environmental costs                                                    (4,648)          (40,352)         (750,000)
          Income taxes payable                                                               --           (52,660)         (139,111)
          Deferred income taxes                                                          26,000            56,000           (49,000)
          Deferred compensation                                                          (5,209)               --                --
                                                                                    -----------       -----------       -----------

               Net cash provided by operating activities                                854,124           790,244           831,920
                                                                                    -----------       -----------       -----------

Investing activities:
  Net proceeds from disposition of business                                           1,539,324                --                --
    Investment in former subsidiary                                                    (474,567)         (304,405)         (379,536)
    Property, plant and equipment additions                                            (114,761)         (224,867)         (397,889)
                                                                                    -----------       -----------       -----------

               Net cash provided by (used in) investing activities                      949,996          (529,272)         (777,425)
                                                                                    -----------       -----------       -----------
Financing activities:
    Repayments of long-term debt                                                       (183,293)         (143,153)          (89,227)
    Issuance of common stock                                                              2,806            48,603            30,865
    Cash dividends paid                                                                      --           (63,860)               --
                                                                                    -----------       -----------       -----------

               Net cash used in financing activities                                   (180,487)         (158,410)          (58,362)
                                                                                    -----------       -----------       -----------
Net increase (decrease) in cash                                                       1,623,633           102,562            (3,867)

Cash and cash equivalents - beginning                                                   149,756            47,194            51,061
                                                                                    -----------       -----------       -----------

Cash and cash equivalents - ending                                                  $ 1,773,389       $   149,756       $    47,194
                                                                                    ===========       ===========       ===========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                -------------------------------------------------

Cash paid during the year:
    Interest                                                                        $    58,538       $    90,413       $    87,754
                                                                                    ===========       ===========       ===========
    Income taxes                                                                    $   282,500       $   558,525       $   813,111
                                                                                    ===========       ===========       ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation:
           The consolidated financial statements include the accounts of Goddard Industries, Inc., its wholly-owned subsidiaries Goddard Valve Corporation (Valve) and Goddard Management Corporation, incorporated on July 28, 1999, and Valve's wholly-owned subsidiary, Webstone Company, Inc. (Webstone). On July 2, 1999, Webstone was sold (Note
           15). All material intercompany transactions have been eliminated.

       Fiscal Year:
           The Company's fiscal year ends on the Saturday nearest to September
           30. The years ended October 2, 1999 and September 27, 1997 each contain 52 weeks while the year ended October 3, 1998 contains 53 weeks.

       Cash and Cash Equivalents:
           The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are on deposit with financial institutions. At times, such deposits are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

       Inventories:
           Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

       Property, Plant and Equipment:
           Property, plant and equipment are carried at cost and depreciated using the straight-line method over the following estimated useful lives:

                                                                     YEARS
                                                                     -----
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

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

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

(2)    INVENTORIES

       Inventories are comprised of the following:

                                         1999                 1998
                                      -----------          -----------
              Finished goods          $ 1,607,495          $ 1,503,116
              Work in process              30,646              139,945
              Raw materials               286,366              423,163
                                      -----------          -----------
                                      $ 1,924,507          $ 2,066,224
                                      ===========          ===========

(3)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of the following:

                                                      1999           1998
                                                  -----------    -----------
              Land                                $    12,865    $    12,865
              Building and improvements               913,643        911,427
              Machinery, equipment and tools        3,363,935      3,290,298
              Office equipment and fixtures           148,516        109,608
                                                  -----------    -----------
                                                    4,438,959      4,324,198
              Accumulated depreciation             (3,005,849)    (2,768,166)
                                                  -----------    -----------

                                                  $ 1,433,110    $ 1,556,032
                                                  ===========    ===========

       Depreciation expense charged to income was approximately $238,000, $239,000 and $224,000 in 1999, 1998 and 1997, respectively.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(4)    CAPITAL LEASE OBLIGATIONS

       The Company is obligated under the following capital lease obligations for machinery and equipment:

                                                                                 1999            1998
                                                                              ---------       ---------
           Capital lease obligation, payments of $5,750
           per month including interest at 8.5%, due in 2001.                 $ 106,893       $ 164,161

           Capital lease obligation, payments of $6,807
           per month including interest at 8.5%, due in 2000.                    33,329         108,713

           Capital lease obligation, payments of $5,273
           per month including interest at 9%, due in 1999.                          --          50,641
                                                                              ---------       ---------

                                                                                140,222         323,515
                         Current maturities                                      96,000         184,000
                                                                              ---------       ---------

                                                                              $  44,222       $ 139,515
                                                                              =========       =========

       Future minimum lease payments are as follows:
                      2000                                         $ 103,000
                      2001                                            46,000
                                                                   ---------

                                                                     149,000
                      Amount representing interest                    (8,778)
                                                                   ---------

                                                                   $ 140,222
                                                                   =========

        Assets directly financed through leases totaling $182,000 for 1998 and $216,000 for 1997 are included in property, plant and equipment. Amortization of these assets totaling $47,000 in 1999 and 1998 and $35,000 in 1997 is included in depreciation expense and accumulated depreciation. The net book value of the assets under capital leases at the end of 1999 and 1998 was approximately $418,000 and $474,000, respectively.

(5)    COMMON STOCK OPTIONS

       In October 1998, the Company granted qualified options for 200,000 shares to its President under the 1998 Equity Incentive Plan. This Plan provides for the grant of options for a maximum of 300,000 shares.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(5)    COMMON STOCK OPTIONS (Continued)

       In 1998 and 1997, the Company granted non-qualified options for 5,000 shares to each non-employee director and in varying amounts to certain employees, for an aggregate of 110,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is five years.

       The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             1999          1998           1997
                                             ----          ----           ----
               Dividend yield                  None          None         None
               Expected volatility            75.18%        74.01%        68.19%
               Risk-free interest rate         6.43%         4.79%         5.80%
               Expected lives              10 years       5 years       5 years

       A summary of the status of the Company's outstanding options as of October 2, 1999, October 3, 1998 and September 27, 1997 and the changes during the years ending on those dates are presented below:

                                              October 2, 1999            October 3, 1998          September 27, 1997
                                            --------------------       -------------------       --------------------
                                                        Weighted                  Weighted                   Weighted
                                                        average                   average                    average
                                                        exercise                  exercise                   exercise
                                             Shares      price         Shares      price         Shares       price
                                             ------     --------       ------     --------       ------      --------
           Outstanding at
             beginning of year:             103,000      $ 1.97          64,000     $ 1.34         105,000    $  0.32
             Granted                        200,000        1.63          41,000       2.88          39,000       1.88
             Exercised                           --          --          (2,000)      0.50         (80,000)      0.27
                                           --------                    --------                   --------

           Outstanding at
             end of year                    303,000      $ 1.75         103,000     $ 1.97          64,000    $  1.34
                                           ========      ======        ========     ======        ========    =======

           Options exercisable
             at year-end                    103,000                     103,000                     64,000
                                           ========                    ========                   ========

           Weighted average fair
           value of options granted
             During the year               $   1.35                    $   1.84                   $   1.16
                                           ========                    ========                   ========

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(5)    COMMON STOCK OPTIONS (Continued)

       The following summarizes information about fixed stock options outstanding at October 2, 1999:

                                                   Weighted
                                                    average
                                                   remaining           Weighted                                 Weighted
                                Number            contractual           average               Number             average
           Exercise         outstanding at           life              exercise           exercisable at        exercise
             price          October 2, 1999        in years              price            October 2, 1999         price
             -----          ---------------        --------              -----            ---------------         -----

            $ 0.50              23,000               1.25               $ 0.50                23,000             $ 0.50

            $ 1.63             200,000               9.00               $ 1.63                    --             $ 1.63

            $ 1.88              39,000               2.50               $ 1.88                39,000             $ 1.88

            $ 2.88              41,000               3.50               $ 2.88                41,000             $ 2.88
                               -------                                                       -------

                               303,000                                                       103,000
                               =======                                                       =======

       The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized. Had compensation costs been determined on the basis of FASB Statement 123 in 1999, 1998 and 1997, net income from continuing operations would have been reduced to $422,677, $740,545 and $894,912 which would have decreased basic earnings per share by $.02 in 1999 and 1998 and $.01 in 1997. Diluted earnings per share in 1999 and 1997 would have been decreased by $.01 while in 1998 they would have been decreased by $.02.

       In October 1999 the Company granted qualified options for an additional 50,000 shares to its President under the 1998 Equity Incentive Plan, and non-qualified options for 5,000 shares to each non-employee director (20,000 in total).

(6)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The investment is carried at cost, which approximates fair value. The carrying value of capital lease obligations approximates fair value since the rates and terms of these instruments are substantially equivalent to those the Company would offer or obtain at the balance sheet date.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(7)    INCOME TAXES

       The following is a reconciliation of income tax expense computed at the Federal statutory income tax rate to the provision for income taxes:

                                                                 1999              1998               1997
                                                                 ----              ----               ----

                 Federal income taxes at
                     statutory rate                            $ 262,500           $ 449,100       $ 525,400

                 State income taxes net of
                     federal income tax benefit                   48,400              82,800          96,900

                 Nondeductible expenses                              300               2,800           2,800

                 Other                                            (2,200)                300             600
                                                               ---------           ---------       ---------

                 Income taxes                                  $ 309,000           $ 535,000       $ 625,700
                                                               =========           =========       =========

       The provision for income taxes is summarized as follows:

                                                                 1999              1998               1997
                                                                 ----              ----               ----

                Current:
                     Federal                                   $ 215,000         $ 367,000         $ 517,700
                     State                                        68,000           113,000           157,000
                                                               ---------         ---------         ---------
                                                                 283,000           480,000           674,700
                                                               ---------         ---------         ---------
                 Deferred:
                     Federal                                      20,000            42,000           (37,000)
                     State                                         6,000            13,000           (12,000)
                                                               ---------         ---------         ---------

                                                                  26,000            55,000           (49,000)
                                                               ---------         ---------         ---------

                                                               $ 309,000         $ 535,000         $ 625,700
                                                               =========         =========         =========

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(7)    INCOME TAXES (Continued)

       The tax effects of the principal temporary differences giving rise to the net current and noncurrent deferred tax assets totaling $179,000 at October 2, 1999 and $205,000 at October 3, 1998 are as follows:

                                                                               1999              1999
                                                                               ----              ----
                   Deferred tax assets:
                      Deferred compensation                                 $ 218,300         $ 220,400
                      Capital loss carryforward                               167,700                --
                      Inventory valuation                                      45,800            49,400
                      Accrued salaries                                          6,000             7,500
                      Environmental matters                                        --             1,900
                      Bad debts                                                 7,200             6,200
                                                                            ---------         ---------

                         Total gross deferred tax assets                      445,000           285,400

                   Deferred tax liabilities:
                     Depreciation                                              98,300            80,400
                                                                            ---------         ---------
                                                                              346,700           205,000

                  Valuation allowance                                        (167,700)               --
                                                                            ---------         ---------

                                                                            $ 179,000         $ 205,000
                                                                            =========         =========

       Management has established a valuation allowance in connection with the deferred tax asset related to the capital loss carryforward.

(8)    COMMITMENTS AND CONTINGENCIES

       Employment Agreements:
           In October 1998, the Board of Directors entered into an employment agreement with the Company's President requiring minimum annual payments of $140,000.

           The Company has a non-qualified, unfunded deferred compensation plan for the Chairman of the Board providing for payments, in the form of a joint and survivor annuity, of $60,000 for his life and, upon his death $30,000 to his spouse for her life. The payments will be adjusted annually for increases in the Consumer Price Index (CPI) since 1993 with a lump sum payment due annually within forty-five days of the fiscal year end. As of October 2, 1999, the deferred compensation liability represents the actuarial present value of this obligation based upon the following assumptions.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(8)    COMMITMENTS AND CONTINGENCIES (Continued)

       Employment Agreements: (continued)

               Interest rate                             7.25%
               Annual increases in the CPI               3.00%
               Post-retirement mortality        1983 Group Annuity Table

           The Company has employment agreements with certain key executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of Directors. Compensation which might be payable under these agreements has not been reflected in the consolidated financial statements of the Company as of October 2, 1999, since a change in control, as defined, has not occurred.

        Environmental matters:
           In 1998, the Company filed a Class "C" Response Action Outcome Statement with the Massachusetts Department of Environmental Protection regarding its facility in Worcester, Massachusetts. Based upon the information presently available, periodic monitoring is required.

(9)    RESEARCH AND DEVELOPMENT COSTS

       Research and development costs charged to operations in 1999, 1998, and 1997 were approximately $197,000, $156,000, and $175,000, respectively.

(10)   ADVERTISING COSTS

       Advertising costs charged to operations in 1999, 1998, and 1997 were approximately $ 8,000, $6,000, and $7,000, respectively.

(11)   PROFIT SHARING PLAN

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

       Total contributions by the Company amounted to approximately $ 53,000, $59,000, and $61,000 in 1999, 1998, and 1997 respectively.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(12)   EMPLOYEE STOCK PURCHASE PLAN

       The Company has a qualified employee stock purchase plan covering all employees except officers and directors. Employees participating in the plan are granted options semi-annually to purchase common stock of the Company. The number of full shares available for purchase is a function of the employee's accumulated payroll deductions at the end of each six-month interval. The option price is the lesser of 85% of the fair value of the Company's common stock on the first day of the payment period or 85% of the fair value of the Company's common stock on the last day of the payment period. As of October 2, 1999, October 3, 1998, and September 27, 1997, there were no options outstanding under the plan.

(13)   EARNINGS PER SHARE

       The following data show the amounts used in computing earnings per share from continuing operations and the effects on income and the weighted average number of shares of dilutive potential common stock.

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

                                                          Year ended October 2, 1999
                                                        -----------------------------
                                                         Net        Common
                                                        income      shares        EPS
                                                        ------      ------        ---
Basic EPS:
   Income available to common shareholders             $ 463,177   2,130,385   $    0.22
                                                                               =========
Dilutive effect of potential common stock:
   Stock options                                              --      30,733
                                                       ---------   ---------

Diluted EPS:
   Income available to common shareholders
    after assuming exercise of dilutive securities     $ 463,177   2,161,118   $    0.21
                                                       =========   =========   =========

                                                          Year ended October 3, 1998
                                                        -----------------------------
                                                         Net        Common
                                                        income      shares        EPS
                                                        ------      ------        ---
Basic EPS:
   Income available to common shareholders             $ 785,809   2,128,414   $    0.37
                                                                               =========
   Dilutive effect of potential common stock:
     Stock options                                            --      20,445
                                                       ---------   ---------

Diluted EPS:
   Income available to common shareholders
   after assuming exercise of dilutive securities      $ 785,809   2,148,859   $    0.37
                                                       =========   =========   =========

                                                        Year ended September 27, 1997
                                                        -----------------------------
                                                         Net        Common
                                                        income      shares        EPS
                                                        ------      ------        ---
Basic EPS:
    Income available to common shareholders            $ 919,477   2,066,503   $    0.44
                                                                               =========
Dilutive effect of potential common stock:
   Stock options                                              --      18,829
                                                       ---------   ---------

Diluted EPS:
   Income available to common shareholders
    after assuming exercise of dilutive securities     $ 919,477   2,085,332   $    0.44
                                                       =========   =========   =========

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(13)   EARNINGS PER SHARE (Continued)

       Per share amounts attributable to discontinued operations and the loss on disposal, net of tax, are as follows:

                                           1999        1998        1997
                                           ----        ----        ----
Earnings (loss) per share:
   Basic
       Discontinued operations          $    0.01   $   (0.02)  $   (0.01)
                                        =========   =========   =========

       Loss on disposal                 $   (0.20)  $      --   $      --
                                        =========   =========   =========

   Diluted
       Discontinued operations          $    0.01   $   (0.02)  $   (0.01)
                                        =========   =========   =========

       Loss on disposal                 $   (0.19)  $      --   $      --
                                        =========   =========   =========

       Options for 80,000 common shares were not included in computing diluted earnings per share in 1999 because their effects are antidilutive.

(14)   MAJOR CUSTOMERS

       The Company sells a majority of its products to a limited number of customers, predominantly manufacturers of cryogenic vessels. Sales, in thousands of dollars, to individual customers constituting 10% or more of total sales were as follows:

                           1999               1998               1997
                     ---------------    ----------------    ----------------

       Customer A    $1,149      23%    $1,724       30%    $2,194       33%
                     ======      ==     ======       ==     ======       ==

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(15)   DISCONTINUED OPERATIONS

       On July 1, 1999, the Board of Directors of Goddard Valve Corp. approved the sale of Webstone Company, Inc. (Webstone), its wholly-owned subsidiary, to Michael E. Reck, President of Webstone since 1996. The sale was consummated on July 2,1999. The selling price of $1,789,324 was received in the form of $1,389,324 of cash, $250,000 of preferred stock in the Webstone Company, Inc., and a non-interest bearing loan of $150,000 due within 90 days of closing. Webstone's results are reported as a discontinued operation in the consolidated financial statements for all periods presented. The assets and liabilities of Webstone have been reported in the consolidated balance sheet as net assets of discontinued operations and are included in other assets.

       Webstone's discontinued operations are presented as follows:

                                                                For the            For the years ended
                                                               nine months     ----------------------------
                                                              ended July 2,     October 3,    September 27,
                                                                  1999             1998            1997
                                                                  ----             ----            ----
        Sales                                               $  3,017,982       $ 3,893,947    $  3,381,526

        Cost of sales                                          2,022,990         2,747,238       2,275,892
                                                            ------------       -----------    ------------

        Gross profit                                             994,992         1,146,709       1,105,634

        Selling and administrative expenses                      943,994         1,146,862       1,073,082
                                                            ------------       -----------    ------------

        Income (loss) from operations                             50,998              (153)         32,552
                                                            ------------       -----------    ------------

       Other income (expense):
           Interest expense                                       (2,074)          (61,581)        (63,754)
           Other income, net                                       1,671             1,685           1,357
                                                            ------------       -----------    ------------

           Total other income (expense)                             (403)          (59,896)        (62,397)
                                                            ------------       -----------    ------------

        Income (loss) before income taxes (benefit)               50,595           (60,049)        (29,845)

        Provision for (benefit from) income taxes                 20,300           (21,000)           (700)
                                                            ------------       -----------    ------------

        Net income (loss)                                   $     30,295           (39,049)        (29,145)
                                                            ============       ===========    ============

                    GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(15)   DISCONTINUED OPERATIONS (Continued)

       Webstone's balance sheet as of October 3, 1998 is summarized as follows:

                                  ASSETS
                                  ------

          Current assets:
             Cash                                                   $   133,717
             Accounts receivable, net of allowance                      647,662
             Inventories                                              1,344,543
             Prepaid expenses                                             5,116
             Deferred income taxes                                       37,000
                                                                    -----------

                 Total current assets                                 2,168,038

          Property, plant and equipment                                  58,726

          Other assets                                                   10,869
                                                                    -----------

          Total assets                                              $ 2,237,633
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

          Current liabilities:
             Accounts payable                                       $   167,394
             Accrued expenses                                           128,600
                                                                    -----------

               Total current liabilities                                295,994

           Long-term debt                                               238,000

           Shareholders' equity                                       1,703,639
                                                                    -----------

           Total liabilities and shareholders' equity               $ 2,237,633
                                                                    ===========

                                  EXHIBIT INDEX

EXHIBIT                                                                    PAGE
NUMBER

(a)(1)   Financial Statements.

         1. Report of Greenberg, Rosenblatt, Kull & Bitsoli, P.C. dated November 15, 1999. (See page 14 hereof.)

         2. Consolidated Balance Sheet as of October 2, 1999 and October 3, 1998. (See page 15 hereof.)

         3. Consolidated Statement of Income for the fifty-two weeks ended October 2, 1999, the fifty-three weeks ended October 3, 1998, and the fifty-two weeks ended September 27, 1997. (See page
                  16 hereof.)

         4. Consolidated Statement of Stockholders' Equity for the fifty-two weeks ended October 2, 1999, the fifty-three weeks ended October 3, 1998, and the fifty-two weeks ended September 27, 1997. (See page 17 hereof.)

         5. Consolidated Statement of Cash Flows for the for the fifty-two weeks ended October 2, 1999, the fifty-three weeks ended October 3, 1998, and the fifty-two weeks ended September 27, 1997. (See page 18 hereof.)

         6.       Notes to the Consolidated Financial Statements. (See pages 19
                  - 31 hereof.)

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

                  (a)      Adoption Agreement (Non-Standardized Code
                           Section 401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*

                  (b) Employee Stock Purchase Plan dated December 9, 1993. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*

                  (c) Employment Agreement between the Company and Salvatore J. Vinciguerra dated October 19, 1998. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*

                  (d) 1998 Equity Incentive Plan. (Filed as Exhibit 10(i) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*.

         (11) Statement Re Computation of Per Share Earnings. The Statement Re Computation of Per Share Earnings is set forth in Note 13 to the Company's Consolidated Financial Statements.

         (21) Subsidiaries of the Registrant. (Filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

         (27)     Financial Data Schedule.