Form 10QSB
period 2000-01-01
GODDARD INDUSTRIES INC
filed 2000-02-15
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    January 1, 2000

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at January 1, 2000

Common Stock, $.01 par value               2,131,531

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - January 1, 2000
     and October 2, 1999
3

     Consolidated Statement of Income - Three Months Ended
     January 1, 2000 and January 2, 1999
4

     Consolidated Statement of Cash Flows - Three Months
Ended
     January 1, 2000 and January 2, 1999
5

     Notes to Consolidated Financial Statements
7


Item 2     Management Discussion and Analysis
10


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
11


























                                 -2-


                       GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                          ASSETS           January 1,
October 2,
                                              2000
1999
                                          (UNAUDITED)
(AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents              $1,582,888
$1,773,389
   Accounts receivable, net of allowances    602,544
478,941
   Refundable taxes on income                   -
33,708
   Inventories                             2,101,450
1,924,507
   Prepaid expenses and taxes                 59,614
49,550
   Deferred income taxes                      83,400
87,000

     TOTAL CURRENT ASSETS                  4,429,896
4,347,095

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 4,485,544
4,438,959
   Less - Accumulated depreciation        -3,066,707
-3,005,849

                                           1,418,837
1,433,110
OTHER ASSETS:
   Investment                                250,000
250,000
   Deferred income taxes - long term          89,600
92,000

     TOTAL OTHER ASSETS                      339,600
342,000

TOTAL ASSETS                              $6,188,333
$6,122,205

              LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
   Current maturities of
    capital lease obligations            $   91,000
$   96,000
   Accounts payable                         153,799
75,380
   Accrued expenses                         230,268
291,336
   Deferred compensation                     69,000
69,000

     TOTAL CURRENT LIABILITIES              544,067
531,716

CAPITAL LEASE OBLIGATIONS                    14,275
44,222

DEFERRED COMPENSATION                       471,683
476,791

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     Authorized 3,000,000 shares, issued
     and outstanding 2,131,531 shares        21,315
21,315
   Additional paid-in capital               480,713
480,713
   Retained earnings                      4,656,280
4,567,448

     TOTAL SHAREHOLDERS'EQUITY            5,158,308
5,069,476

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $6,188,333
$6,122,205




                                -3-
                      GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                            FOR THE THREE
MONTHS ENDED
                                           January 1,
January 2,
                                              2000
1999

NET SALES                                $   969,538
$  1,434,462


COST OF SALES                                584,392
878,056

GROSS PROFIT                                 385,146
556,406


SELLING AND ADMINISTRATIVE EXPENSES          303,143
317,670


OPERATING PROFIT                              82,003
238,736


OTHER INCOME (EXPENSE):
    Interest expense                         -12,618
-6,572
    Other income, net                         82,147
13,569

   TOTAL OTHER INCOME (EXPENSE)               69,529
6,997


INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                       151,532
245,733

    Provision for income taxes                62,700
100,900

INCOME FROM CONTINUING
   OPERATIONS                                 88,832
144,833

INCOME FROM DISCONTINUED
   OPERATIONS, NET OF TAX                       -
17,085


NET INCOME                                  $ 88,832
$161,918

EARNINGS PER SHARE:
   Continuing operations:
      Basic                                 $   0.04
$   0.07
      Diluted                               $   0.04
$   0.07

   Net Income:
      Basic                                 $   0.04
$   0.08
      Diluted                               $   0.04
$   0.08

                        GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended
                            (UNAUDITED)
                                             January 1,
January 2,
                                                2000
1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 88,832
$161,918

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
       Income from discontinued operations        -
-17,085

       INCOME FROM CONTINUING OPERATIONS        88,832
144,833

     Depreciation and amortization              60,858
63,209
     Deferred income taxes                       6,000
-4,400
     Changes in assets and liabilities:           -
-
       Accounts receivable                    -123,603
-37,111
       Refundable taxes on income               11,700
90,582
       Inventories                            -176,943
-55,243
       Prepaid expenses and other               11,944
8,451
       Accounts payable                         78,419
24,004
       Accrued expenses                        -61,068
-137,246
       Accrued environmental                      -
-4,648
       Deferred compensation                    -5,108
-


    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                      -108,969
92,431

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in former subsidiary                 -
-117,634
  Property, plant and equipment additions      -46,585
-48,291

  NET CASH USED IN INVESTING ACTIVITIES        -46,585
-165,925

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                  -34,947
-46,922


NET INCREASE (DECREASE) IN CASH               -190,501
-120,416

CASH AND EQUIVALENTS - BEGINNING             1,773,389
149,756

CASH AND EQUIVALENTS - ENDING               $1,582,888
$29,340

      Supplemental Disclosures of Cash Flow
      Information

CASH PAID DURING THE PERIOD:
  Interest                                    $ 12,618
$ 19,176

  Income taxes                                $ 15,000
$125,000

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                           January 1, 2000
                            (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Reference is made to the financial statements included in the Annual Report for the year ended October 2, 1999 for
a
   summary of significant accounting policies and other disclosures.

   As a result of the sale of Webstone Company, Inc.
(Webstone) (see
   Note 8), all 1999 financial statements have been restated to reflect Webstones' discontinued operations.

NOTE 2.  BASIS OF PRESENTATION:

   The information shown in the consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                           January 1,
October 2,
                                               2000
1999

      Finished goods                       $1,784,438
$1,607,495
      Work in process                          30,646
30,646
      Raw materials                           286,366
286,366

                                           $2,101,450
$1,924,507


NOTE 4.  LONG-TERM OBLIGATIONS

At January 1, 2000 capital lease obligations consisted of
   the following:
                                            LONG-TERM
CURRENT


   Capital lease obligations for machinery,
    payable in monthly installments through
    2001, with imputed interest rate of
    approximately 8.5%                     $   14,275      $
91,000

NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                           January 1,
October 2,
                                             2000
1999
   Deferred tax asset
     Deferred compensation                $  216,300      $
218,300
     Capital loss carryforward               167,700
167,700
     Inventory valuation                      46,200
45,800
     Accrued salaries                          6,000
6,000
     Bad debts                                 7,200
7,200

                                             443,400
445,000

     Depreciation                           -102,700
-98,300

                                             340,700
346,700

   Less valuation allowance                 -167,700
-167,700

                                            $173,000
$179,000

   Management has established a valuation allowance against the deferred tax asset attributable to the capital loss carryforward.


NOTE 6.  ENVIRONMENTAL MATTER

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

                                      Three months ended
January 1, 2000
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $ 88,832
2,131,531    $0.04

Dilutive effect of potential common
   Stock:
      Stock options                          -
10,195

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $ 88,832
2,141,726    $0.04





                                      Three months ended
January 2, 1999
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $144,833
2,126,649     $0.07

Dilutive effect of potential common
   Stock:
      Stock options                          -
12,588

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $144,833
2,139,237     $0.07


Per share amounts attributable to discontinued operations, net of tax, are as follows:

                                             January 1,
January 2,
                                               2000
1999

   Basic                                     $  -
$    0.01
   Diluted                                   $  -
$    0.01

NOTE 8.  DISCONTINUED OPERATIONS:

   On July 1, 1999 the Board of Directors of Goddard Valve
   Corporation approved the sale of Webstone Company, Inc.
   (Webstone), its wholly-owned subsidiary, to Michael E.
   Reck, President of Webstone since 1996. The sale was consummated on July 2, 1999.

   Webstone's discontinued operations for the three months ended January 2, 1999 are as follows:



          SALES                                  $ 957,709

          COST OF SALES                            641,666

          GROSS PROFIT                             316,043

          SELLING AND ADMINISTRATIVE
             Expenses                              286,313

          INCOME FROM
             operations                             29,730

          OTHER INCOME (EXPENSE):
            Interest expense                        -1,333
            Other income, net                          188

          TOTAL OTHER EXPENSE                       -1,145

          INCOME BEFORE INCOME TAXES                28,585

          PROVISION FOR INCOME TAXES                11,500


          NET INCOME                               $17,085

PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS




RESULTS OF OPERATIONS

Net sales for the quarter ended January 1, 2000 were $970,000 with net income from continuing operations of $89,000, or $.04 per share. This compared with net sales of $1,434,000 and net income from continuing operations of $145,000, or $.07 per share, for the same period last year. During the quarter ended January 2, 1999, the Company had income from discontinued operations of $17,000, or $.01 per share.

New orders received in the quarter ended January 1, 2000 were $1,166,000, slightly below new orders received of $1,221,000 in the same period last year, but 38% higher than orders received in the fourth quarter of fiscal 1999, ended October 2, 1999. The low level of orders received in the fourth quarter was in part responsible for low sales volume in the first quarter ended January 1, 2000. Backlog at January 1, 2000 was $411,000, down from $662,000 reported one year ago, but up from $230,000 at October 2, 1999.

The downward trend in orders year-to-year improved from the fourth quarter of last year, although there is no certainty that the year-to- year improvement will continue. Quoting activity is improving, but demand for new separation plants has not yet become significant enough to signal an industry turnaround.

Profitability was lower but continued strong despite the significant decline in revenues. Gross profit margins improved to 39.7% from 38.8% in the prior year, while selling general and administrative expenses declined by approximately $15,000.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded operations through earnings and bank borrowings. However, the sale of the Webstone business has enhanced the Company's balance sheet and provides it with additional liquidity. At January 1, 2000 the Company had no long term debt except equipment leases of $105,000 (of which $91,000 is current) and had $1,583,000 in cash and cash equivalents. The Company's line of credit with BankBoston has been temporarily discontinued pending specific requirements for additional capital.

     During the quarter ended January 1, 2000, operating activities used $109,000 of cash largely to finance higher accounts receivable and inventories. During the same period last year, operating activities generated $92,000 of cash.

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

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended January 1, 2000.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of February 15, 2000


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            --------------------------------
---
                            Salvatore J. Vinciguerra,
President,
                        Chief Executive Officer
                        and Chief Financial Officer