Form 10QSB
period 2000-04-01
GODDARD INDUSTRIES INC
filed 2000-05-15
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    April 1, 2000

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at April 1, 2000

Common Stock, $.01 par value               2,134,431

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - April 1, 2000
     and October 2, 1999
3

     Consolidated Statement of Income - Six Months Ended
     April 1, 2000 and April 3, 1999
4

     Consolidated Statement of Cash Flows - Six Months Ended
     April 1, 2000 and April 3, 1999
5

     Notes to Consolidated Financial Statements
6


Item 2     Management Discussion and Analysis
11


     PART II - OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security
Holders       12

Item 6     Exhibits and Reports on Form 8-K
12
























                                 -2-


              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                           April 1,
October 2,
                                            2000
1999
                                         (UNAUDITED)
AUDITED
          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents              $1,709,174
$1,773,389
   Accounts receivable, net of allowances    507,480
478,941
   Refundable taxes on income                 19,766
33,708
   Inventories                             2,151,526
1,924,507
   Prepaid expenses and taxes                 58,430
49,550
   Deferred income taxes                      83,400
87,000

     TOTAL CURRENT ASSETS                  4,529,776
4,347,095

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 4,505,245
4,438,959
   Less - Accumulated depreciation         3,127,565
-3,005,849

                                           1,377,680
1,433,110
OTHER ASSETS:
   Investment                                250,000
250,000
   Deferred income taxes - long term          86,900
92,000

     TOTAL OTHER ASSETS                      336,900
342,000

TOTAL ASSETS                              $6,244,356
$6,122,205

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of
    capital lease obligations            $    70,700
$   96,000
   Accounts payable                          219,247
75,380
   Accrued expenses                          166,232
291,336
   Deferred compensation                      69,000
69,000

     TOTAL CURRENT LIABILITIES               525,179
531,716

CAPITAL LEASE OBLIGATIONS                      5,691
44,222

DEFERRED COMPENSATION                        459,846
476,791

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share,
     authorized 3,000,000 shares, issued
     and outstanding 2,134,431 shares
     at April 1, 2000 and 2,131,531 shares
     at October 2, 1999                       21,344
21,315
   Additional paid-in capital                483,398
480,713
   Retained earnings                       4,748,898
4,567,448

     TOTAL SHAREHOLDERS'EQUITY             5,253,640
5,069,476

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $6,244,356
$6,122,205

                                     -3-
              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)

                          April 1, 2000             April 3,
1999
                  For The Three For the Six   For The Three
For The Six
                  Months Ended  Months Ended  Months Ended
Months Ended

NET SALES           $1,016,845    $1,986,383    $1,335,353
$2,769,815


COST OF SALES          610,781     1,195,173       814,625
1,692,681

GROSS PROFIT           406,064       791,210       520,728
1,077,134

SELLING AND
     ADMINISTRATIVE
     EXPENSES          304,711       607,854       303,311
620,981

INCOME FROM
     OPERATIONS        101,353       183,356       217,417
456,153

OTHER INCOME (EXPENSE):
    Interest expense   -11,780       -24,398       -15,940
-22,512
    Other income, net   66,445       148,592        12,519
26,088

   TOTAL OTHER
   INCOME (EXPENSE)     54,665       124,194        -3,421
3,576

INCOME FROM CONTINUING
    OPERATIONS BEFORE
    INCOME TAXES       156,018       307,550       213,996
459,729

PROVISION FOR INCOME TAXES
    Current             54,700       117,400        98,000
198,900
    Deferred             8,700         8,700        -8,800
-8,800

       Total income taxes
       (benefit)        63,400       126,100        89,200
190,100

INCOME FROM CONTINUING
    OPERATIONS          92,618       181,450       124,796
269,629

INCOME FROM DISCONTINUED
    OPERATIONS, NET OF TAX   -           -          45,792
62,877

NET INCOME            $ 92,618      $181,450      $170,588
$332,506

EARNINGS PER SHARE
    Continuing operations:
          Basic       $   0.04      $   0.09      $   0.06
$   0.13
          Diluted     $   0.04      $   0.08      $   0.06
$   0.13

    Net Income:
          Basic       $   0.04      $   0.09      $   0.08
$   0.16
          Diluted     $   0.04      $   0.08      $   0.08
$   0.16

               GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                              FOR THE SIX
MONTHS ENDED
                                              April 1,
April 3,
                                                2000
1999

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                 $181,450
$332,506

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Income from discontinued operations           -
-62,877

     Income from continuing operations         181,450
269,629
     Depreciation and amortization             121,716
121,716
     Deferred income taxes                       8,700
-8,800
     Changes in assets and liabilities:
       Accounts receivable                     -28,539
101,369
       Refundable taxes on income               13,942
75,281
       Inventories                            -227,019
3,646
       Prepaid expenses and other               -8,880
-16,651
       Accounts payable                        143,867
52,417
       Accrued expenses                       -125,104
-206,845
       Accrued environmental                       -
-4,648
       Deferred compensation                   -16,945
-

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                        63,188
387,114

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in former subsidiary                  -
-306,728
  Property,plant and equipment additions       -66,286
-67,683

  NET CASH USED IN FINANCING ACTIVITIES        -66,286
-374,411

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long term debt                 -63,831
-93,488

NET INCREASE (DECREASE) IN CASH                -66,929
-80,785

CASH AND EQUIVALENTS - BEGINNING             1,773,389
149,756

CASH AND EQUIVALENTS - ENDING               $1,706,460
$ 68,971

   Supplemental Disclosures of Cash
   Flow Information

CASH PAID DURING THE PERIOD:
  Interest                                  $   24,398
$ 24,528

  Income taxes                              $  115,000
$165,000

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                            April 1, 2000
                            (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Reference is made to the financial statements included in the Annual Report for the year ended October 2, 1999 for
a
   summary of significant accounting policies and other disclosures.

   As a result of the sale of Webstone Company, Inc.
(Webstone) (see
   Note 7), all 1999 financial statements have been restated
   To reflect Webstones' discontinued operations.

NOTE 2.  BASIS OF PRESENTATION:

   The information shown in the consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                             April 1,
October 2,
                                               2000
1999

      Finished goods                       $1,834,514
$1,607,495
      Work in process                          30,646
30,646
      Raw materials                           286,366
286,366

                                           $2,151,526
$1,924,507


NOTE 4.  LONG-TERM DEBT


   At April 1, 2000 capital lease obligations consisted of the following:
                                            LONG-TERM
CURRENT


   Capital lease obligations for machinery,
    payable in monthly installments through
    2001, with imputed interest rate of
    approximately 8.5%                      $  5,691
$70,700

NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                             April 1,
October 2,
                                               2000
1999
   Deferred tax asset
     Deferred compensation                $  213,600      $
218,300
     Capital loss carryforward               167,700
167,700
     Inventory valuation                      46,200
45,800
     Accrued salaries                          6,000
6,000
     Bad debts                                 7,200
7,200

                                             440,700
445,000

     Depreciation                           -102,700
-98,300

                                          $  338,000      $
346,700

   Less valuation allowance                 -167,700
-167,700

                                          $  170,300      $
179,000

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

Note 7 Discontinued Operations

     On July 1, 1999 the Board of Directors of Goddard Valve
Corp.
     approved the sale of Webstone Company, Inc. (Webstone),
its wholly-
     owned subsidiary, to Michael E. Reck, President of
Webstone since
    1996.     The sale was consummated on July 2, 1999.

     Webstone's discontinued operations are as follows:

                                      For the three
For the six
                                       months ended
months ended
                                      April 3, 1999
April 3, 1999


Sales                                   $1,103,935
$2,061,644

Cost of Sales                              730,280
1,371,946

     Gross Profit                          373,655
689,698

Selling and administrative expenses        298,613
584,926

     Income from operations                 75,042
104,772

Other income (expense):
     Interest expense                        -723
-2,056
     Other income, net                      1,973
2,161
          Total other expense               1,250
105

Income before income taxes                 76,292
104,877

     Provision for income taxes            30,500
42,000

Net income                              $  45,792
$  62,877

NOTE 8. EARNING PER SHARE:

The following data show the amounts used in computing earnings per share
(EPS) from continuing operations and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                         Six Months ended
April 1, 2000
                                         Income     Common
Shares    EPS


Basic EPS:
   Income available to common
      shareholders                      $181,450
2,131,531    $0.09

Dilutive effect of potential common
   stock:
      Stock options                          -
13,475

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $181,450
2,145,006    $0.08




                                        Three Months ended
April 1, 2000
                                         Income     Common
Shares    EPS


Basic EPS:
   Income available to common
      shareholders                      $ 92,618
2,126,649     $0.04

Dilutive effect of potential common
   stock:
      Stock options                          -
19,185

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $ 92,618
2,145,834     $0.04

                                          Six months ended
April 3, 1999
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $269,629
2,131,531     $0.13

Dilutive effect of potential common
   stock:
      Stock options
13,475

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $269,629
2,145,006     $0.13



                                        Three months ended
April 3, 1999
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $124,796
2,126,649     $0.06

Dilutive effect of potential common
   stock:
      Stock options                          -
19,185

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $124,796
2,145,834     $0.06


Per share amounts attributable to discontinued operations, net of tax, are as follows:

                                             For the six
For the three
                                            months ended
months ended
                                           April 3, 1999
April 3, 1999

Basic                                      $        0.03
$      0.02
Diluted                                    $        0.03
$      0.02

PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net sales for the second quarter ended April 1, 2000 were $1,017,000 with net income from continuing operations of $93,000, or basic earnings of $.04 per share. This compared with net sales of $1,335,000 and net income from continuing operations of $125,000, or basic earnings of $.06 per share, for the same period last year. During last year's second quarter ended April 3, 1999, the Company had income from discontinued operations of $46,000, or $.02 per share.

Net sales for the six months ended April 1, 2000 were $1,986,000 with net income from continuing operations of $181,000, or basic earnings of $.09 per share. This compared with net sales of $2,770,000 and net income from continuing operations of $270,000, or basic earnings of $.13 per share, for the same period last year. During the six months ended April 3, 1999, the Company had income from discontinued operations of $63,000, or $.03 per share.

New orders received in the three months and six months ended April 1, 2000 were 29% and 18% lower than for the same periods last year, respectively. Backlog at April 1, 2000 was $340,000, down from $688,000 one year ago. The underlying order rate and net sales for both the three months and six months continue at a low level, reflecting the continuing trend in construction projects and equipment supply in the air separation industry. Planning for new construction projects appears to be increasing, but we have not yet seen these plans convert to orders for valves.

Gross margins for the quarter and six months improved from 39% to 40%, respectively, while SG&A remained relatively flat for both the quarter and six months. Lower operating profits were entirely the result of lower sales.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2000, the company had $1,709,000 in cash and cash equivalents, no long term debt, and long-term capital lease obligations of only $6,000. Cash reserves are invested in short-term instruments. The Company's line of credit with Fleet Boston has been temporarily discontinued pending specific requirements for additional capital. However, the Company believes that its working capital and cash position provide sufficient liquidity to handle the normal working capital requirements of its business.


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


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting in Lieu of the Annual Meeting of Stockholders on March 17, 2000. At the meeting, the stockholders approved (a) the election of one Class 1 director to serve until 2003 and until his successor is duly elected and qualified, and (b) an amendment to the Company's 1998 Equity Incentive Plan to increase the number of shares available for issuance to 600,000 shares from 300,000 shares.

     a)   Election of Directors:

   Nominee          For              Against, Withheld or
                                     Abstained (Including
                                     Broker Non-Votes)

   Saul I. Reck     1,157,657        8,355

     b)   Amendment to the Company's 1998 Equity Incentive Plan:

                    For             Against or
Abstentions and
                                    Withheld
Broker Non-Votes

   Approval         1,127,354       30,843             7,815

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended April 1, 2000.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of May 15, 2000


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            --------------------------------
---
                            Salvatore J. Vinciguerra,
President