Form 10QSB
period 2000-07-01
GODDARD INDUSTRIES INC
filed 2000-08-10
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    July 1, 2000

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at July 1, 2000

Common Stock, $.01 par value               2,134,431

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION



PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - July 1, 2000
     and October 2, 1999
3

     Consolidated Statement of Income - Nine Months Ended
     July 1, 2000 and July 3, 1999
4

     Consolidated Statement of Cash Flows - Nine Months
Ended
     July 1, 2000 and July 3, 1999
5

     Notes to Consolidated Financial Statements
6


Item 2     Management Discussion and Analysis
11


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
13


























                                 -2-


                       GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

              ASSETS                          July 1,
October 2,
                                               2000
1999
                                          (UNAUDITED)
(AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents              $1,658,721
$1,773,389
   Accounts receivable, net of allowances    542,451
478,941
   Refundable taxes on income                 17,742
33,708
   Inventories                             2,182,787
1,924,507
   Prepaid expenses and taxes                 45,832
49,550
   Deferred income taxes                      83,600
87,000

     TOTAL CURRENT ASSETS                  4,531,133
4,347,095

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 4,525,246
4,438,959
   Less - Accumulated depreciation        -3,170,436
-3,005,849

                                           1,354,810
1,433,110
OTHER ASSETS:
   Investment                                250,000
250,000
   Deferred charges                           29,374
-
   Deferred income taxes - long term          93,700
92,000

     TOTAL OTHER ASSETS                      373,074
342,000

TOTAL ASSETS                              $6,259,017
$6,122,205

              LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
   Current maturities of
    long-term debt                        $   60,650
$   96,000
   Accounts payable                          123,642
75,380
   Accrued expenses                          173,740
291,336
   Income taxes payable                       24,476
-
   Deferred compensation                      69,000
69,000

     TOTAL CURRENT LIABILITIES               451,508
531,716

CAPITAL LEASE OBLIGATIONS                       -
44,222

DEFERRED COMPENSATION                        454,431
476,791

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01
     Per share; authorized 3,000,000
     Shares, issued and outstanding
     2,134,431 shares at July 1, 2000 and
     2,131,531 shares at October 2, 1999      21,344
21,315
   Additional paid-in capital                483,398
480,713
   Retained earnings                       4,848,336
4,567,448

     TOTAL SHAREHOLDERS'EQUITY             5,353,078
5,069,476

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $ 6,259,017
$6,122,205
                                -3-
                      GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                           July 1, 2000              July 3,
1999
                  For The Three For The Nine  For The Three
For The Nine
                  Months Ended  Months Ended  Months Ended
Months Ended

NET SALES           $  975,492    $2,961,875    $1,109,346
$3,879,161

COST OF SALES          584,277     1,779,450       703,338
2,396,019

GROSS PROFIT           391,215     1,182,425       406,008
1,483,142

SELLING AND ADMINISTRATIVE
     EXPENSES          287,067       894,921       301,371
922,352

INCOME FROM
     OPERATIONS        104,148       287,504       104,637
560,790

OTHER INCOME
  (EXPENSE):
    Interest expense   -11,095       -35,493       -18,169
-40,681
    Other income, net   75,885       224,477        13,378
39,466

   TOTAL OTHER
   INCOME (EXPENSE)     64,790       188,984        -4,791
-1,215

INCOME FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES         168,938       476,488        99,846
559,575

PROVISION FOR
  INCOME TAXES
    Current             76,500       193,900        49,300
248,200
    Deferred            -7,000         1,700        -3,900
-12,700

       Total income
       Taxes            69,500       195,600        45,400
235,500

INCOME FROM CONTINUING
   OPERATIONS        $  99,438      $280,888      $ 54,446
$324,075

DISCONTINUED OPERATIONS:
  INCOME (LOSS) FROM
    OPERATIONS, NET OF
    TAX                                            -32,583
30,294
  LOSS ON DISPOSAL,
    NET OF TAX            -             -         -408,861
-408,861

NET INCOME           $   99,438     $280,888     $-386,998
$ -54,492

EARNINGS PER SHARE:
  Continuing
    Operations
       Basic         $     0.05     $   0.13     $  0.03
$    0.15
       Diluted       $     0.05     $   0.13     $  0.03
$    0.15
  Net Income:
       Basic         $     0.05     $   0.13     $ -0.18
$   -0.03
       Diluted       $     0.05     $   0.13     $ -0.18
$   -0.03
                               -4-

                        GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For The Nine Months Ended

                                                July 1,
July 3,
                                                2000
1999
NET INCOME                                    $ 280,888
$-54,492
Adjustments to reconcile net income to net
   cash provided by operating activities:
   (Income) from discontinued operations           -
-30,294
   Loss on disposition of business                 -
408,861

   Income from continuing operations          $ 280,888
$324,075
   Depreciation and amortization                184,572
188,261
     Deferred income taxes                        1,700
-49,700
     Changes in assets and liabilities:
       Accounts receivable                      -63,510
-16,630
       Refundable taxes on income                40,442
-13,719
       Inventories                             -258,280
86,758
       Prepaid expenses and other                 3,718
770
       Accounts payable                          48,262
-41,418
       Accrued expenses                        -117,596
73,026
       Accrued environmental                       -
-4,648
       Deferred compensation                    -22,360
-192

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                         97,836
546,583

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from disposition of business        -
1,152,930
  Deferred charges                              -29,374
-
  Property, plant and equipment additions      -106,272
-98,013

  NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                         -135,646
1,054,0917

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long term debt                  -79,572
-143,839
  Issuance of common stock                        2,714
1,372

  NET CASH USED IN FINANCING ACTIVITIES         -76,858
-142,467

NET INCREASE (DECREASE) IN CASH                -114,668
1,459,033

CASH AND EQUIVALENTS - BEGINNING              1,773,389
149,756

CASH AND EQUIVALENTS - ENDING               $ 1,658,721
$1,608,789

     Supplemental Disclosures of Cash Flow Information

CASH PAID DURING THE PERIOD:
  Interest                                   $   35,493
$ 24,528

  Income taxes                               $  165,000
$165,000

                        GODDARD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                            July 1, 2000
                            (UNAUDITED)

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

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                              July 1,
October 2,
                                               2000
1999

      Finished goods                       $1,865,775
$1,607,495
      Work in process                          30,646
30,646
      Raw materials                           286,366
286,366

                                           $2,182,787
$1,924,507


NOTE 4.  LONG-TERM DEBT

At July 1, 2000 the capital lease obligation consisted of
   the following:
                                            LONG-TERM
CURRENT


    Capital lease obligation for machinery,
    payable in monthly installments through
    2001, with imputed interest rate of
    approximately 8.5%                     $    -          $
60,650

NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                              July 1,
October 2,
                                               2000
1999
   Deferred tax asset
     Deferred compensation                $  209,400      $
218,300
     Capital loss carryforward               167,700
167,700
     Inventory valuation                      46,400
45,800
     Accrued salaries                          6,000
6,000
     Bad debts                                 7,200
7,200

                                             436,700
445,000

     Depreciation                            -91,700
-98,300

                                             345,000
346,700

   Less valuation allowance                 -167,700
-167,700

                                            $177,300
$179,000

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

   Webstone's discontinued operations are as follows:


                                         For The Three
For The Nine
                                          Months Ended
Months Ended
                                          July 1, 2000
July 1, 2000

          SALES                              $ 956,338
$3,017,982

          COST OF SALES                        651,044
2,022,990

          GROSS PROFIT                         305,294
994,992

          SELLING AND ADMINISTRATIVE
             Expenses                          359,068
943,994

          INCOME FROM
             operations                        -53,774
50,998

          OTHER INCOME (EXPENSE):
            Interest expense                       -19
-2,075
            Other income, net                     -490
1,671

          TOTAL OTHER EXPENSE                     -509
-404

          INCOME BEFORE INCOME TAXES           -54,283
50,594

          PROVISION FOR INCOME TAXES           -21,700
20,300


          NET INCOME                          $-32,583
$30,294

NOTE 8. EARNING PER SHARE:

The following data show the amounts used in computing earnings per share
(EPS) from continuing operations and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                       Nine Months Ended
July 1, 2000
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $280,888
2,132,667    $0.13

Dilutive effect of potential common
   Stock:
      Stock options                          -
12,576

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $280,888
2,145,243    $0.13





                                      Three Months Ended
July 1, 2000
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $ 99,438
2,133,532     $0.05

Dilutive effect of potential common
   Stock:
      Stock options                          -
13,286

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $ 99,438
2,146,818     $0.05

                                        Nine Months Ended
July 3, 1999
                                         Income     Common
Shares    EPS

Basic EPS:
   Income available to common
      shareholders                      $324,075
2,130,255    $0.15

Dilutive effect of potential common
   Stock:
      Stock options                          -
11,812

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $324,075
2,142,067    $0.15





                                      Three Months Ended
July 3, 1999
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $ 54,446
2,130,766     $0.03

Dilutive effect of potential common
   Stock:
      Stock options                          -
14,633

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $ 54,446
2,145,399     $0.03


Per share amounts attributable to discontinued operations, net of tax, are as follows:

                                         For The Three
For the Nine
                                             Months
Months
                                         Ended July 3
Ended July 3,
                                     1999 1999

   Basic                                 $     -0.21       $
-0.18
   Diluted                               $     -0.21       $
-0.18

Item 2     Management Discussion and Analysis

Results of Operations

Net sales from continuing operations for the quarter ended July 1, 2000 were $975,000, with net income from continuing operations of $99,000, or $.05 per share. This compared with net sales of $1,109,000 and net income of $54,000, or $.03 per share, from continuing operations for the same quarter of fiscal 1999. There were no extraordinary gains or losses in the three month period ending July 1, 2000. However, in last year's third quarter, net sales from discontinued operations were $956,000, with a net loss from discontinued operations of $33,000, or $.02 per share. The sale of the Webstone plumbing supplies division on July 3, 1999 resulted in a book loss of $409,000, or $.19 per share. As a result, consolidated net loss for the third quarter of fiscal 1999 from continuing operations, discontinued operations, and loss on the sale of Webstone was $387,000, or $.18 per share.

Net sales from continuing operations for the nine months ended July 1, 2000 were $2,962,000, with net income from continuing operations of $281,000, or $.13 per share. This compared with net sales of $3,879,000 and net income of $324,000, or $.15 per share, from continuing operations for the same period of fiscal 1999. There were no extraordinary gains or losses in the nine month period ending July 1, 2000. However, net sales from discontinued operations for the nine months ended July 3, 1999 were $3,018,000, with net income from discontinued operations of $30,000, or $.01 per share. The consolidated net loss for the nine months ended July 3, 1999 from continuing operations, discontinued operations, and loss on sale of Webstone was $55,000, or $.03 per share.

New orders in the third quarter of this year were 17% higher than the same period one year ago, reversing the year-to-year decline that has been experienced in the last few quarters. Bookings in the first and second quarters of this year were lower by 5% and 29%, respectively, compared with last year's comparable quarters. Accelerated bookings of the company's manifold system, coupled with a surge in the bulk storage tank refurbishment market, have led the improvement over last year. Bookings for the nine months were 7% lower than for the nine months one year ago.

Gross profit margins from continuing operations for the third quarter of fiscal 2000 improved to 40.1% from 36.6% in the corresponding quarter of fiscal 1999. For the first nine months of fiscal 2000, gross profit margins from continuing operations improved to 39.9% from 38.2% in the corresponding period of fiscal 1998. The improvements in gross profits are the result of changes in product mix, which have so far overcome increasing pressure for lower prices.

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2000, the company had $1,659,000 in cash and cash equivalents, and no long term debt. Cash reserves are invested in short-term instruments. The Company's line of credit with FleetBoston has been temporarily discontinued pending specific requirements for additional capital. However, the Company believes that its working capital and cash position provide sufficient liquidity to handle the normal working capital requirements of its business.

FORWARD LOOKING INFORMATION


   Information contained in this Form 10-QSB may contain certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate" or other comparable terminology. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements. Some of the principal factors which could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in introducing new products, the failure of the market to accept new products, changes in general economic conditions and conditions in major customer industries such as the industrial gas business.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.

          (27)     Financial Data Schedule

    (b) The Company did not file any reports on Form 8-K during the quarter ended July 1, 2000.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of August 9, 2000


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            --------------------------------
---
                            Salvatore J. Vinciguerra,
President