Form 10QSB
period 2000-12-30
GODDARD INDUSTRIES INC
filed 2001-02-13
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended    December 30, 2000

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

Title of Each Class of            Number of Shares
Outstanding
Common Stock Outstanding            at December 30, 2000

Common Stock, $.01 par value               2,157,271

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS



PAGE

     PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

     Consolidated Balance Sheet - December 30, 2000
     and September 30, 2000
3

     Consolidated Statement of Operations - Three Months
Ended
     December 30, 2000 and January 1, 2000
4

     Consolidated Statement of Cash Flows - Three Months
Ended
     December 30, 2000 and January 1, 2000
5

     Notes to Consolidated Financial Statements
6


Item 2     Management Discussion and Analysis
11


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
13


























                                 -2-



                       GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                                       December    September
                                         30,         30,
                                         2000        2000
               ASSETS                  Unaudited     Audited
CURRENT ASSETS:
   Cash and cash equivalents          $1,208,186  $1,630,711
   Accounts receivable, net of         1,175,626     466,076
allowances
   Inventories                         3,053,058   2,046,476
   Refundable taxes on income             91,763      91,763
   Prepaid expenses and taxes             74,368      46,920
   Deferred income taxes                  98,000      98,000

     TOTAL CURRENT ASSETS              5,701,001   4,379,946

PROPERTY, PLANT AND EQUIPMENT,
   at cost                             5,243,000   4,569,201
   Less - Accumulated depreciation    -3,296,587  -3,216,815

                                       1,946,413   1,352,386
OTHER ASSETS:
   Deferred charges                       33,499     150,761
   Deferred income taxes - long term     128,868      73,000
   Investment                            250,000     250,000
   Deferred financing charges             61,238           0
   Goodwill                            2,536,053           0

     TOTAL OTHER ASSETS                3,009,658     473,761

TOTAL ASSETS                         $10,653,072  $6,206,093

              LIABILITIES AND
SHAREHOLDERS'EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term      $374,935     $44,572
debt
   Accounts payable                      534,192     150,040
   Accrued expenses                      398,305     229,419
   Taxes payable                          48,148           0
   Deferred compensation                  71,280      71,280

     TOTAL CURRENT LIABILITIES         1,426,860     495,311

LONG-TERM DEBT                         3,441,083           0
LONG-SERVICE LEAVE                        22,240           0
DEFERRED COMPENSATION                    440,801     446,290

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01
     Per share; authorized 3,000,000
     Shares, issued and outstanding
     2,157,271 shares at December 30, 2000 and
     2,142,271 shares at September        21,573      21,423
30, 2000
   Additional paid-in capital            495,748     488,398
   Accumulated other comprehensive        80,386           0
income
   Retained earnings                   4,724,381   4,754,671

     TOTAL SHAREHOLDERS'EQUITY         5,322,088   5,264,492

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $10,653,072  $6,206,093
                                -3-

                      GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                  For the        For the
                              Three             Three
                                  Months         Months
                              Ended             Ended
                                  December        January
                               30,               1,
                                  2000            2000

NET SALES
                           $1,394,873         $969,538

COST OF SALES
                             833,959           560,166

GROSS PROFIT
                             560,914           409,372

SELLING AND
ADMINISTRATIVE
     EXPENSES
                             552,370           327,369

INCOME FROM
     OPERATIONS
                              8,544            82,003

OTHER INCOME
  (EXPENSE):
    Interest expense
                            (71,031)          (12,618)
    Other income, net
                             21,050            82,147

   TOTAL OTHER
   INCOME (EXPENSE)
                            (49,981)           69,529

INCOME (LOSS) BEFORE
TAXES                       (41,437)           151,532


PROVISION FOR (BENEFIT
FROM) INCOME TAXES
                            (11,148)           62,700



NET INCOME (LOSS)
                            ($30,289)          $88,832


EARNINGS PER SHARE:

  Net Income:
       Basic
                             ($0.01)            $0.04
       Diluted                         N/A
                                                $0.04

                        GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended
                            (UNAUDITED)
                                        December   January
                                          30,        1,
                                          2000      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                              -30,289   88,832
  Adjustments to reconcile net income
to net
  cash provided by operating
activities:

    Depreciation and amortization          92,431   60,858
    Deferred income taxes                  54,123    6,000
    Changes in assets and liabilities:
      Accounts receivable                -133,701 -123,603
      Inventories                         -28,037 -176,943
      Income taxes receivable/payable     -59,583   11,700
      Prepaid expenses and other           19,110   11,944
      Accounts payable                     69,068   78,419
      Accrued expenses                    -98,192  -61,068
      Deferred compensation                -5,489   -5,108

  NET CASH USED IN OPERATING             -158,779 -108,969
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

  Deferred charges                        117,262        0
  Property, plant and equipment           -13,980  -46,585
additions
  Financing Fees Deferred                 -59,997        0
  Investment in net assets of
subsidiary,                            -4,084,927        0
   net of cash

  NET CASH USED IN INVESTING             -         -46,585
ACTIVITIES                            4,041,642

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt          3,725,779        0
  Repayments of long term debt            -10,400  -34,947
  Issuance of common stock                  7,500        0

  NET CASH PROVIDED BY (USED IN)
FINANCING                               3,722,879  -34,947
   ACTIVITIES

EFFECT OF EXCHANGE RATE CHANGES ON         55,017        0
CASH

NET INCREASE (DECREASE) IN CASH          -422,525 -190,501

CASH AND EQUIVALENTS - BEGINNING        1,630,711 1,773,38
                                                         9

CASH AND EQUIVALENTS - ENDING          $1,208,186 $1,582,8
                                                        88

     Supplemental Disclosures of Cash Flow
Information

CASH PAID DURING THE PERIOD:
  Interest                                $71,300  $12,618

  Income taxes                                 $0  $15,000

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                         December 30, 2000
                            (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Reference is made to the financial statements included in the Annual Report for the year ended September 30, 2000 for a
   summary of significant accounting policies and other disclosures.

   Foreign Currency Translation:
   The assets and liabilities of Mack are translated into U.S.
   dollars at the rates of exchange in effect at the balance sheet dates, and revenues and expenses are translated at the average rates for the year. Adjustments resulting from these translation are included in Accumulated other comprehensive income.

  Amortization of Deferred Finance Fees:
  Deferred finance fees are being amortized on the straight line method over the five to ten year lives of the related debt.

  Amortization of Goodwill:
  Goodwill, which represents the excess of the purchase price over the fair value of assets purchased, together with transaction costs associated with the acquisition, is being amortized on a straight line basis over thirty years.

NOTE 2.  BASIS OF PRESENTATION:

   The accompanying financial statements include the accounts of
   Goddard Industries, Inc. (Industries) and its wholly-owned subsidiaries, Goddard Valve Corporation (Goddard Valve),
Goddard
   Management Corporation (Management), and Mack Valves Pty
Ltd (Mack)
   acquired on November 1, 2000, (collectively Company).
The results of
   Mack operations are reported for the period beginning with the date of its acquisition on November 1, 2000. All material intercompany transactions have been eliminated.

   The information shown in the consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                         December 30,
January 1,
                                              2000
2000

      Finished goods                       $2,277,506
$1,784,438
      Work in process                         463,905
30,646
      Raw materials                           311,647
286,366

                                           $3,053,058
$2,101,450

NOTE 4.  LONG-TERM DEBT:

   At December 30, 2000 Long-term debt consisted of the following:


                                                  LONG-TERM
CURRENT

   Note payable, Fleet National Bank, due in monthly
    installments of approximately $17,000 plus interest at
the
    bank's prime rate plus 0.50% through
    October, 2005.                       $778,167$200,000


   Revolving line of credit, Fleet National Bank, bearing
    interest at the bank's prime rate plus 0.25%,
    due in February 2003.               1,100,000       -

   Note payable, National Australia Bank, due in
    quarterly installments of approximately A$71,000
($40,000) including
    interest at 8.85% through
    November 2005 (Denominated in AUD).   552,912 114,288

   Revolving line of credit, National Australia Bank,
    current rate of 8.55% through October 2005.
    Commencing November 1, 2005 quarterly payments
    of principal plus interest in amounts sufficient
    to amortize the then outstanding balance by
    October 31, 2010.  Interest may not exceed 9.55%
    for the life of the loan.
    (Denominated in AUD).               1,000,800       -

   Capital lease obligations for machinery, with interest
    imputed at the rate of approximately 8.5%   -   28,151

   Capital lease obligations for machinery.
      (Denominated in AUD).                31,444   32,496


                                       $2,563,323$374,935

   All of the above bank debt is secured by substantially all assets of the Company.

NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                         December 30,
September 30,
                                             2000
2000
   Deferred tax asset
     Deferred compensation                $  207,000      $
207,000
     Capital loss carryforward               167,700
167,700
     Inventory valuation                      51,200
51,200
     Accrued salaries and long service leave 102,020
7,500
     Bad debts                                 8,100
8,100
     Net operation loss carryforward           5,900
-
     Warranty reserve                          4,448
-


                                             546,368
441,500

     Depreciation                           -102,800
-102,800

                                             390,568
338,700

   Less valuation allowance                 -167,700
-167,700

                                            $222,868
$171,000

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

                                    Three months ended
December 30, 2000
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      ($30,289)
2,145,238    ($.01)

Diluted EPS are not applicable for a period in which a loss is reported.



                                      Three months ended
January 1, 2000
                                         Income     Common
Shares    EPS
Basic EPS:
   Income available to common
      shareholders                      $ 88,832
2,131,531    $0.04

Dilutive effect of potential common
   Stock:
      Stock options                          -
10,195       -

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $ 88,832
2,141,726    $0.04


NOTE 8.  ACQUIRED BUSINESS:

  On November 1, 2000, the Company acquired substantially all of the assets of Mack Valves Pty. Ltd. (Mack) of Melbourne, Australia for a purchase price of $3,614,900.
  The acquisition was financed through secured credit facilities furnished by Fleet National Bank and National
  Australia Bank Limited, totaling approximately
  $3,668,100. The Company acquired net assets valued at $1,359,500. The excess of purchase price plus transaction costs and exchange loss on hedging contract, over the fair value of the assets acquired (Goodwill) was approximately $2,892,200 and is being amortized on a straight-line basis over 30 years. In addition, contingent consideration of approximately $418,000 in cash and $221,000 in non-qualified stock options will be required if Mack achieves various sales levels during the forthcoming five years. Such payments, if any, will be added to Goodwill and amortized over its remaining life.

NOTE 9.  SEGMENT INFORMATION:

  The company conducts operations through two business segments, Goddard Valve and Mack, that are established along the geographic lines of the Western Hemisphere and Asia/Pacific, respectively.

  Summarized segment financial information for the three months ended December 30, 2000 is as follows:

                Goddard Valve      Mack          Total
                               (two months)
  Sales to external
    Customers     $795,501      $599,372      $1,394,873


  Operating profit
   (loss)        ($29,658)       $38,202          $8,544

  Long-lived
     Assets     $1,319,894      $626,519      $1,946,413


  Total assets  $6,199,963    $4,453,109     $10,653,072

  For the three months ended January 1, 2000, the company conducted its operations through only one segment.

PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS


ACQUISITION OF MACK VALVES PTY LTD

On November 1, 2000, the Company acquired substantially all the assets of Mack Valves Pty Ltd of Melbourne, Australia for a price of approximately $3,614,900. In its last full year of operations prior to the acquisition, the revenues of Mack Valve were approximately $4,407,000. (Details of the transaction can be found in Note 8 to the financial statements.)

Only two months of Mack Valves' results are included in the Consolidated performance reported herein, whereas the results for this year's first quarter include a full three months of Goddard Valve Corporation, the Company's US subsidiary. The results of last year's first quarter contain only the results of Goddard Valve Corporation, since Mack Valves had not yet been acquired.

RESULTS OF OPERATIONS

Net sales for the quarter ended December 30, 2000 were $1,395,000 with a net loss $30,000, or $.01 per share. This compared with net sales of $970,000 and net income of $89,000, or $.04 per share, for the same period last year.

New orders received in the quarter ended December 30, 2000 were 33% higher than for the same period last year, with the increase substantially because of the addition of Mack Valves. Goddard Valve's orders were 28% lower than the same quarter last year, but were 8% higher than the fourth quarter of 2000. Management believes that Goddard Valve's order intake continues to reflect the industry's low level of equipment order placement, but the increase over the most recent quarter is a promising sign. In addition, during the last year, Goddard Valve concluded contracts with two major industrial gas companies to supply selected valves on a global basis and has been selected to supply a third with a broad range of valves in the North American markets. New orders in the first quarter reflect only small amounts of orders from these contracts.

At December 30, 2000, the backlog of orders was 43% higher than at the end of last year's first quarter. The substantial increase is largely because of the addition of the Mack Valve backlog, since Goddard Valve's backlog experienced a decline of 11%.

The loss in the first three months of the year compared to last year's profit was a result of a combination of factors including a lower gross profit rate, SG&A expenses which were a higher percent of sales than last year, and the beginning of interest costs and goodwill amortization resulting from the Mack Valves acquisition. The lower gross profit rate was primarily the result of Goddard Valve's higher overhead due to lower volume. SG&A costs are higher at Goddard Valve versus last year because of higher sales management, financial management and Research and Development Costs.
                              -11-
LIQUIDITY AND CAPITAL RESOURCES

The acquisition of Mack Valves was financed through secured credit facilities amounting to approximately $3,668,100 furnished by Fleet National Bank and National Australia Bank Limited. At December 30, 2000, long term debt equaled $3,441,100. The Company believes that it has sufficient liquidity generated from operations to handle normal working capital and debt service requirements of the business.


FORWARD LOOKING INFORMATION

Information in this report may contain certain
"forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate", "is a promising sign", or other comparable terminology. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements. Some of the principal factors that could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in introducing new products, the failure to adequately integrate the operations of new acquisitions, the failure of the market to accept new products, changes in general economic conditions and conditions in major customer industries such as the industrial gas business.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.


     (b) On November 15, 2000 the Company filed a Form 8-K regarding its November 1, 2000 purchase of substantially all of the assets of Mack Valves, Pty Ltd. On January 12, 2001 the Company filed a
          Form 8-K/A to provide financial information regarding the same transaction.

SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of
1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of February 13, 2001


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            --------------------------------
---
                            Salvatore J. Vinciguerra,
President,
                        Chief Executive Officer
                        and Chief Financial Officer