Form 10KSB/A
period 2000-09-30
GODDARD INDUSTRIES INC
filed 2001-05-21
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-KSB/A

              AMENDMENT TO APPLICATION OR REPORT
         Filed Pursuant to Section 13 or 15 (d) of the
               Securities Exchange Act of 1934

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2000
                              or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
from        to

                 Commission File Number 0-2052

                   GODDARD INDUSTRIES, INC.

  (Name of Small Business Issuer as Specified in Its Charter)

           Massachusetts           04-2268165

      (State or Other Juris-       (I.R.S. Employer
      diction of Incorporation    Identification No.)-
        or Organization)

  705 Plantation Street, Worcester, Massachusetts   01605
 (Address  of  Principal   Executive Offices)   (Zip Code)

Issuer's Telephone Number, Including Area Code: (508)852-2435

Securities registered under Section 12(b) of the Act:


      Title of Each Class          Name of Each Exchange
                               On Which Registered

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X]

The registrant's net revenues for its most recent fiscal year are $3,812,737.

The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at December 26, 2000 was approximately $1,267,391, based on the mean of the high and low sale prices on that date as reported by the OTC Bulletin Board.

As  of  December  26, 2000, there were outstanding  2,147,271 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.


Transitional Small Business Disclosure Format:

    Yes             No     X























                                       2



EXPLANATORY NOTE

This amendment is filed to amend Part II items 6 and 7 with respect to the method of accounting for the foreign currency contract described in Note 13 entered into by the Company in September 2000 in connection with its anticipated November 1, 2000 purchase of the assets of a foreign company as described in
Note 17 "Subsequent Events." The contract fixed the expected purchase price in US dollars, in order to avoid speculating in a foreign currency. The Company's 10-KSB for the fiscal year ended September 30, 2000 is hereby amended to comply with requirements to account for this contract as a speculative position, and to record the change in value of the contract as of the year end date in earnings.




                        PART I

ITEM 1.   Business.

     General.

     Goddard Industries, Inc. (which together with its wholly owned subsidiaries is hereinafter referred to as the "Company") is engaged primarily in the design, manufacture, distribution and sale of valves for industrial and commercial use. The Company is a Massachusetts corporation organized in 1959. Its executive offices are located at 705 Plantation Street, Worcester, Massachusetts 01605.

     The Company's Goddard Valve Corporation subsidiary (Goddard Valve) designs, manufactures and sells cryogenic gate, globe and check valves and control devices required for the handling of liquefied oxygen, nitrogen, liquefied natural gas, and other liquefied gases. Additionally, the Company has developed a manifold system to allow addition of controls to a cryogenic tank as a single unit. The principal markets for Goddard Valve's cryogenic products historically have been air separation companies and manufacturers of cryogenic tanks and transport trailers. In more recent years, markets for special cryogenic valves have developed for use on tanks required by the semi-conductor manufacturing and medical technology industries. Goddard Valve distributes its cryogenic valves domestically through independent sales representatives, as well as selling directly to customers in the U.S., Canada, Europe and Asia.

     Two years ago, the Company's Board of Directors approved a strategic growth plan which would focus the Company's resources on its strengths in valve technology and manufacturing, particularly in cryogenic valves. The plan called for disposition of all non-manufacturing assets and investment in product lines and businesses which would expand the Company's position in the cryogenic and industrial valve markets throughout the world.

                              3

     As the first step in this process, the Company sold its plumbing supplies distribution business (Webstone Company, Inc.) in July 1999 for approximately $1,789,000 to a related party. See note 16 to the financial statements.

     At the same time, the Company began to actively search for acquisition candidates which fit its new strategy. The first acquisition was completed on November 1, 2000 with the purchase of the assets of Mack Valves Pty Ltd (Mack Valves) of Melbourne, Australia. Completed after the end of the fiscal year 2000, this acquisition is expected to have a significant impact on the Company's business in the future.

Mack Valves is located in Melbourne, Australia, and has sales offices in Queensland, New South Wales, Western Australia, and South Australia, with distributors throughout Southeast Asia. Mack Valves produces a range of cryogenic valves, and a range of water, steam, fire service, and industrial valves. Their cryogenic valve line is largely complementary to that of Goddard Valve. Management believes that Mack Valves has a dominant share of the Australian market for its full range of products and a significant position in Southeast Asia. See Note 17 to the financial statements for further information on the acquisition of Mack Valves. (Except as the context otherwise indicates, references in this Form 10-KSB to the "Company" for periods prior to November 1, 2000 do not include Mack Valves.)


     Sources of Supply.

     Raw materials for Goddard Valve and Mack Valves consist of stainless steel, aluminum, bronze and cast iron castings and bar stock, which are available from a variety of regular and competitive suppliers. The Company does not anticipate difficulty in obtaining sufficient raw materials for that business.

     Dependence upon Principal Customers.

     During fiscal 2000 Goddard Valve sold a substantial amount of its products to two customers which are users or manufacturers of cryogenic vessels. One customer accounted for 24% of its cryogenic valve business, up from 8% in fiscal 1999, and a second customer for 20% of its cryogenic business, down from 23% in fiscal 1999. Management believes that these shifts are representative of changes to the industrial gas industry, as industrial gas companies and equipment suppliers re-evaluate their sourcing policies, increasingly searching for low cost suppliers who have the ability to provide products on a global basis. Despite the decline in its sales in recent years, management believes that Goddard Valve is well positioned to improve its position in the industrial gas industry as a result of its strategy of product and geographic expansion. However, any loss or
                              4

significant decrease in business from its principal customers would have a materially adverse effect on the business of the Company.



     Backlog.

     The dollar amount of backlog of orders believed to be firm for Goddard Valve was approximately $329,000 as of the end of the 2000 fiscal year, compared with approximately $230,000 as of the end of the 1999 fiscal year and $886,000 at the end of fiscal 1998. The higher level of backlog at the end of fiscal 2000 reflects a moderate buildup in orders with delivery dates beyond the end of the fiscal year when compared with the end of fiscal 1999.

     No part of the backlog is seasonal. Backlog varies according to business conditions within the industry, and all backlog is expected to be shipped within the current fiscal year.


     Competition.

     All aspects of the Company's business are highly competitive. The Company believes there are between six and eight principal competitors in the cryogenic valve business. Goddard Valve competes on the basis of product performance, dependability, and price. In the last year, foreign competitors have been more aggressive in pursuing business in the United States. The Company believes that Goddard Valve's competitive position within that industry is strong, although there can be no assurance that that situation will continue.


     Research and Development.

     During fiscal year 2000, the Company spent approximately $296,000 or 8% of sales, and had six employees working full or part time on Company-sponsored research and development of cryogenic valves. These R & D expenditures were made on new products and refreshment of existing products. Management believes that continued expenditure in R & D is vital to the Company's future and has elected to continue R & D projects despite the decline in revenues. During the previous year the Company spent approximately $255,000 or 5% of sales for research and development. (The increase over years prior to 1998 is due in part to a change in the method of accounting for overhead.)

     The Company has obtained a number of patents and has additional patent applications pending with respect to certain of the products of Goddard Valve. There can be no assurance that any of the pending patent applications will be
                                5
granted or that existing patents will be enforceable. While the Company believes the patents have value, it believes that the success of Goddard Valve depends more upon the technical competence and manufacturing skills of its employees than upon patents.


     Employees.

     As of December 20, 2000, the Company had a total of 99 employees, all of whom were full time employees of the Company. This includes 68 employees added through the acquisition of Mack Valves on November 1, 2000.


ITEM 2.   Properties.

     The Company's executive offices and the business of Goddard Valve are located at 705 Plantation Street, Worcester, Massachusetts in a one-story building owned by Goddard Valve Corporation on a main thoroughfare. The building has approximately 37,000 square feet: a 27,000 square foot masonry structure erected in 1961 and a 10,000 square foot steel structure added in 1997. The Company leases approximately 15,000 square feet to Webstone Company, Inc., pursuant to a lease with terms that were negotiated on an arms-length basis.

     The Company believes that the facility is adequate to meet Company needs for the foreseeable future. The Company believes that its existing facilities and equipment are well maintained and in good operating condition.

     Subsequent to the end of the fiscal year, the Company leased 33,000 square feet of space in Melbourne, Australia, which houses the headquarters and manufacturing facilities of Mack Valves. In addition, its four sales offices are also leased.


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

                              6

ITEM 4.   Submission of Matters to a Vote of Security
Holders.

     No matters were submitted to the stockholders of the Company during the fourth quarter of the 2000 fiscal year.



                            PART II

ITEM 5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

     The Company's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board. As of December 26, 2000, there were approximately 547 holders of the Company's Common Stock. The quarterly high and low bid prices of the Company's Common Stock for the two fiscal years ending October 2, 1999 and September 30, 2000 are set forth below. Prices are based upon quotations from the OTC Bulletin Board.



                    FISCAL 1999 BID PRICES

                            High       Low

Quarter Ending 1/2/99      $2.625     $1.375
               4/3/99      $2.625     $2.00
               7/3/99      $2.25      $2.00
              10/2/99      $2.25      $1.375

                    FISCAL 2000 BID PRICES

                            High       Low

Quarter Ending  1/1/00      $1.875      $1.375
                4/1/00      $2.375      $1.438
                7/1/00      $2.50       $1.438
               9/30/00      $1.938      $1.125

     The preceding bid prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The Company has paid stock dividends from time to time in the past and paid a single cash dividend of $.03/share in February, 1998.

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations - 2000 Compared to 1999


Net sales from continuing operations for the fiscal year
ended September 30, 2000 were $3,813,000 with net income from continuing operations of $161,000 or $.07 per share. Net
 .                             7
sales from continuing operations for the fiscal year ended
October 2, 1999 were $4,976,000, with net income from continuing operations of $463,000 or $.21 per share. There were no discontinued operations or extraordinary items in fiscal year 2000; however, for the fiscal year ended October
2, 1999, net income from discontinued operations was $30,000 or $.01 per share and the sale of Webstone Company, Inc.
("Webstone") resulted in a book loss of $419,000, or $.19 per share. As a result, the consolidated net income for the fiscal year 2000 was $161,000 or $.07 per share compared with $74,000 or $.03 per share per share last year. Results for the year ended September 30, 2000 include a net loss of $26,000 ($44,400 pretax),or $.02 per share from a foreign currency contract entered into by the Company in September 2000 in connection with its anticipated November 1, 2000 purchase of the assets of Mack Valves Pty Ltd as described in Note 17 "Subsequent Event."


     Orders received during fiscal year 2000 amounted to $3,996,000, down 8% from orders received in fiscal year 1999.
Management believes that this decline is in step with continued declines in demand for valves and equipment within the industrial gas industry.

     Gross profit margins from continuing operations for fiscal 2000 declined slightly to 39% from 41% in fiscal 1999 as a result of lower volumes. Selling and administrative expenses increased as a percentage of revenue to 36% during fiscal 2000, compared to 26% during fiscal 1999. The increase in selling and administrative expenses as a percentage of revenues was due in part to the lower volume of sales and in part to higher costs of Research and Development, which increased to $296,000 or 8% of sales in fiscal 2000 from $255,000 or 5% of sales in fiscal 1999. These R & D expenditures were made on new products and refreshment of its existing products. Management believes that continued expenditure in R & D is vital to the Company's future, and it has elected to continue R&D projects despite the decline in revenues.

Results of Operations - 1999 Compared to 1998

     Net sales from continuing operations for the fiscal year ended October 2, 1999 were $4,976,000, with net income from continuing operations of $463,000 or $.21 per share. This compared with net sales of $5,838,000 and net income of $786,000 or $.37 per share from continuing operations for the prior year. Net income from discontinued operations was $30,000 or $.01 per share in 1999 compared with a net loss of $39,000 or $.02 per share in the prior year. The sale of Webstone resulted in a book loss of $419,000, or $.19 per share. As a result, the consolidated net income for the fiscal year was $74,000 or $.03 per share, compared with $747,000 or $.35 per share in the prior year.

     The downward trend in orders received year-to-year from cryogenic valve operations continued throughout the year.
 .                             8
Orders received from cryogenic valve operations in the year ended October 2, 1999 were $4,351,000 compared with $5,887,000 in fiscal year 1998. Goddard Valve's two largest customers accounted for two thirds of this decline. Management believes that those reductions are representative of reductions in spending by those customers and the remainder of the industry, and do not reflect losses in the Company's market share. Few new air separation plants are being constructed anywhere in the world, reflecting continued stagnation in new plant and equipment spending in air separation plants in Asia, coupled with extra capacity in the industry created during the 1996-1997 expansion.

     Gross profit margins from continuing operations for fiscal 1999 declined slightly to 41% from 44% in fiscal 1998 as a result of lower volumes. Selling and administrative expenses from continuing operations increased as a percentage of revenue to 26% during fiscal 1999, compared to 22% during fiscal 1998. The increase in selling and administrative expenses as a percentage of revenues was due in part to the lower volume as well as costs associated with the transition in the position of President and Chief Executive Officer in the first quarter of the fiscal year.

Liquidity and Capital Resources

     Historically, the Company has funded operations through earnings and bank borrowings. On September 30, 2000, the Company had no long-term debt, and $45,000 of current maturities of capital lease obligations. On November 1, 2000, the company borrowed $3,668,000 to finance the acquisition of Mack Valves Pty Ltd.

     The Company believes that its working capital and cash position provide sufficient liquidity to handle the normal working capital and debt service requirements of its business.

     The Company's results of operations have not been materially effected by seasonality.

Forward Looking Information

     Information in this Form may contain certain
"forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate" or other comparable terminology. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements. Some of the principal factors which could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in
 .                            9
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

Executive Officers of the Company

     The executive officers of the Company who are neither directors of the Company nor nominees for director are as follows:

Name                 Age   Position      Executive Office
                                               Since

Donald R. Nelson     65    Vice President of the   1973
                           Company


     The term of office for all officers is from one annual meeting of the Board of Directors to the next, subject to the right of the Board of Directors to remove an officer at any time, and subject to the provisions of the Employment Agreement of the Chief Executive Officer, Mr. Salvatore J. Vinciguerra.

     Mr. Nelson has been employed by the Company in the above-described capacity for more than five years.

ITEM 10.  Executive Compensation.

     Information required by this Item 10 is hereby
incorporated by reference to the Company's definitive Proxy
Statement which is expected to be filed by the Company within
 .                              10
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

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)(1)         Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull &
               Bitsoli, P.C. dated November 13, 2000. (See page 15 hereof.)

          2.   Consolidated Balance Sheet as of September 30,
               2000 and October 2, 1999. (See page 16
               hereof.)

          3. Consolidated Statement of Income for the fifty-two weeks ended September 30, 2000, the fifty-two weeks ended October 2, 1999, and the fifty-three weeks ended October 3, 1998. (See pages 17 and 18 hereof.)

          4. Consolidated Statement of Stockholders' Equity for the fifty-two weeks ended September 30, 2000, the fifty-two weeks ended October 2, 1999, and the fifty-three weeks ended October 3, 1998. (See page 19 hereof.)

          5. Consolidated Statement of Cash Flows for the for the fifty-two weeks ended September 30, 2000, the fifty-two weeks ended October 2, 1999, and the fifty-three weeks ended October 3, 1998. (See pages 20 and 21 hereof.)

          6.   Notes to the Consolidated Financial
               Statements.  (See pages 22-36 hereof.)



(a)(2)    Exhibits.

     (3)  Articles of Incorporation and By-Laws:
 .                            11
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

     (4)  Instruments Defining the Rights of Security
          Holders:

          (a) Specimen certificate of common stock. (Filed as Exhibit 4(a) of Registration Statement on Form S-1 Registration No. 2-16854 of Reva Enterprises, Inc., now Goddard Industries, Inc.)*

     (10) Material Contracts:

          (a) Adoption Agreement (Non-Standardized Code 401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*



          (b) Employee Stock Purchase Plan dated December 9, 1993. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*
 .                             12
          (c) Employment Agreement between the Company and Salvatore J. Vinciguerra dated October 19, 1998. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*

          (d) 1998 Equity Incentive Plan. (Filed as Exhibit 10(i) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*

          (e) Form of Sale of Business Agreement. (Filed as Exhibit 1 to the Company's Form 8-K filed on November 15, 2000.)*

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

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on
November 15, 2000 related to the acquisition of Mack Valves
Pty Ltd of Melbourne, Australia.



                          SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         GODDARD INDUSTRIES, INC.


Dated:  May 21, 2000     By:/s/Salvatore J. Vinciguerra
                         Salvatore J. Vinciguerra
                         President, Chief Executive Officer
                         and Chief Financial Officer



						13











           GODDARD INDUSTRIES, INC. AND SUBSIDIARIES


               CONSOLIDATED FINANCIAL STATEMENTS


            SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
































 .                               14







                 Independent Auditors' Report





The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries
Worcester, Massachusetts


We have audited the accompanying consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of September 30, 2000 and October 2, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained in Note 17, subsequent to September 30, 2000 the
Company  acquired substantially all the net  assets  of  Mack
Valves Pty Ltd. in a business combination accounted for as a purchase.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goddard Industries, Inc. and Subsidiaries as of September 30, 2000 and October 2, 1999 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles.




                     /s/GREENBERG, ROSENBLATT, KULL & BITSOLI, P.C.

Worcester, Massachusetts
November 13, 2000
 .                             15



                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                   ASSETS                    2000             1999
Current assets:
   Cash and cash equivalents              $1,630,711    $1,773,389
   Accounts receivable (less allowance
     For doubtful accounts of $20,300 in
     2000 and $17,900 in 1999)               466,076       478,941
   Inventories                             2,046,476     1,924,507
   Refundable income taxes                    91,763        33,708
   Prepaid expenses                           46,920        49,550
   Deferred income taxes                     116,000        87,000

     Total current assets                  4,397,946     4,347,095

Property, plant and equipment              1,352,386     1,433,110

Other assets:
   Deferred charges                          150,761             -
   Deferred income taxes                      73,000        92,000
   Investment                                250,000       250,000

     Total other assets                      473,761       342,000

Total assets                              $6,224,093    $6,122,205

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of
    capital lease obligations            $    44,572       $96,000
   Accounts payable                          150,040        75,380
   Accrued expenses                          273,819       291,336
   Deferred compensation                      71,280        69,000

     Total current liabilities               539,711       531,716

Capital lease obligations                       -           44,222
Deferred compensation                        446,290       476,791

Shareholders' equity:
   Common stock - par value $.01 per share, authorized
    3,000,000 shares, issued and outstanding
    2,142,271 shares in 2000 and 2,131,531
    shares in 1999                            21,423       21,315
   Additional paid-in capital                488,398      480,713
   Retained earnings                       4,728,271    4,567,448

     Total shareholders' equity            5,238,092    5,069,476
Total liabilities and Shareholders'
   equity                                 $6,224,093   $6,122,205

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                            16

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED SEPTEMBER 30, 2000,
                OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                     2000           1999            1998

Sales                             $3,812,737    $4,976,104    $5,838,295

Cost of sales                      2,343,730     2,936,251     3,295,665

      Gross Profit                 1,469,007     2,039,853     2,542,630

Selling and
      Administrative expenses      1,355,128     1,313,644     1,266,974

Operating profit                     113,879       726,209     1,275,656

Other income (expense):
    Interest expense                 -46,959       -56,464       -24,621
    Other income                     235,303       102,432        69,774
    Loss on foreign exchange
      contract                       -44,400             -             -

   Total other income                143,944        45,968        45,153

Income from continuing
    operations before
    income taxes                     257,823       772,177     1,320,809

Income taxes:
    Current                          107,000       283,000       480,000
    Deferred                         -10,000        26,000        55,000

       Total income taxes             97,000       309,000       535,000

Income from continuing
    operations                       160,823       463,177       785,809

Discontinued operations:
    Income (loss) from operations,
      net of tax                        -           30,295       -39,049
    Loss on disposal, net of tax        -         -419,177             -

        Loss from discontinued
          Operations                    -         -388,882       -39,049

Net income                          $160,823      $ 74,295      $746,760









 .                              17
Earnings per share:
    Continuing operations:
          Basic                     $   0.08      $   0.22      $   0.37
          Diluted                   $   0.07      $   0.21      $   0.37

    Net Income:
          Basic                     $   0.08      $   0.03      $   0.35
          Diluted                   $   0.07      $   0.03      $   0.35


                      The accompanying notes are an integral part
                       of the consolidated financial statements













































                              18

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY
                     YEARS ENDED SEPTEMBER 30, 2000,
                   OCTOBER 2, 1999 AND OCTOBER 3, 1998

                   Shares               Additional
                 Of common   Common       paid-in   Retained
                   Stock     stock       capital    earnings       Total

Balance at
 September 27,  1997
                2,126,649  $ 21,266   $ 471,511   $ 3,810,253 $4,303,030

Net income           -         -           -          746,760    746,760

Dividends paid
 ($.03 per share)                                     -63,860    -63,860
Stock options
 Exercised          2,000        20       3,680          -         3,700

Stock issued under
 Employee stock
 Purchase plan      1,333        13       2,732          -         2,745

Balance at
 October 3, 1998  2,129,982    21,299    477,923    4,493,153  4,992,375

Net income             -         -          -          74,295     74,295

Stock issued under
 employee stock
 purchase plan        1,549        16      2,790          -        2,806

Balance at
 October 2, 1999   2,131,531    21,315   480,713    4,567,448  5,069,476

Net income              -         -         -         160,823    160,823

Stock options
 exercised            8,000         80     3,920          -        4,000

 .
Stock issued under
 employee stock
 purchase plan        2,740         28     3,765          -        3,793

Balance at
 September 30,
 2000             2,142,271  $ 21,423   $488,398   $4,728,271 $5,238,092


                The accompanying notes are an integral part
                  of the consolidated financial statements




                              19

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                    YEARS ENDED SEPTEMBER 30, 2000,
                  OCTOBER 2, 1999, AND OCTOBER 3, 1998

                                           2000          1999       1998
Operating activities:
   Net income                            $160,823     $74,295   $746,760
   Adjustments to reconcile net income
   to net cash provided by operating
    activities:
     Income (loss) from discontinued
      operations                             -        -30,295     39,049
     Loss on disposition of business         -        419,177          -

     Income from continuing operations    160,823     463,177    785,809
     Depreciation and amortization        230,951     237,683    239,398
     Provision for losses on accounts
      receivable                            2,400       2,400     -1,374
     Changes in assets and liabilities:
       Accounts receivable                 10,465      45,943    142,428
       Inventories                       -121,969     141,717    -99,571
       Refundable income taxes            -58,055      59,015    -92,723
       Prepaid expenses                     2,630     -27,483      5,489
       Accounts payable                    74,660     -47,001   -118,384
       Accrued expenses                   -17,517     -42,118    -74,168
       Income taxes payable                  -           -       -52,660
       Deferred income taxes              -10,000      26,000     56,000
       Deferred compensation              -28,221      -5,209          -

         Net cash provided by operating
          activities:                     246,167     854,124    790,244

Investing activities:
     Property, plant and equipment
       additions                        -150,227     -114,761   -224,867
     Deferred charges                   -150,761         -             -
     Net proceeds from disposition
       of business                          -       1,539,324          -
     Investment in former subsidiary        -        -474,567   -304,405

        Net cash provided by (used in)
          investing activities          -300,988      949,996   -529,272

Financing activities:
     Repayments of long-term debt        -95,650     -183,293   -143,153
     Issuance of common stock              7,793        2,806     48,603
     Cash dividends paid                    -            -       -63,860

        Net cash used in financing
          activities                     -87,857     -180,487   -158,410

Net increase (decrease) in cash         -142,678    1,623,633    102,562

Cash and cash equivalents - beginning  1,773,389      149,756     47,194
Cash and cash equivalents - ending    $1,630,711   $1,773,389 $  149,756
                              20


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year:
  Interest                            $   46,959   $   58,538 $   90,413

  Income taxes                        $  180,000   $  282,500 $  558,525


                    The accompanying notes are an integral part
                     of the consolidated financial statements













































                               21






           GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    SEPTEMBER 30, 2000, OCTOBER 2, 1999 AND OCTOBER 3, 1998



(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation:
      The consolidated financial statements include the accounts of Goddard Industries, Inc., its wholly-owned subsidiaries Goddard Valve Corporation (Valve) and Goddard Management Corporation, incorporated on July 28, 1999, and Valve's wholly-owned subsidiary, Webstone Company, Inc. (Webstone), collectively (Company). On July 2, 1999, Webstone was sold (Note 16). All material intercompany transactions have been eliminated.

    Fiscal Year:
      The Company's fiscal year ends on the Saturday nearest to September 30. The years ended September 30, 2000 and October 2, 1999 each contain 52 weeks while the year ended October 3, 1998 contains 53 weeks.

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

    Advertising:
      Advertising costs are expensed when incurred.
                              22







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

    Reclassifications:
      Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation with no effect on previously reported net income or retained earnings.


(2)       INVENTORIES

    Inventories are comprised of the following:

                                        2000             1999

               Finished goods      $  1,811,356    $  1,607,495
               Work in process           21,329          30,646
               Raw materials            213,791         286,366

                                   $  2,046,476    $  1,924,507
                              23




(3)       PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:


                                              2000             1999

          Land                          $    12,865      $    12,865
          Building and improvements         927,813          913,643
          Machinery, equipment and tools  3,462,252        3,363,935
          Office equipment and fixtures     166,271          148,516

                                          4,569,201        4,438,959
          Accumulated depreciation       (3,216,815)      (3,005,849)

                                        $ 1,352,386      $ 1,433,110

     Depreciation expense charged to income was approximately
     $231,000, $238,000, and $239,000 in 2000, 1999, and
     1998, respectively.


(4)       CAPITAL LEASE OBLIGATIONS

    The Company is obligated under the following capital lease obligations for machinery and equipment:

                                              2000              1999
            Capital lease obligation, payments of
            $5,750 per month including interest
            at 8.5%, due in 2001.           44,572        $  106,893

            Capital lease obligation, payments of
            $6,807 per month included interest
            at 8.5%, due in 2000.               -             33,329

                                           44,572            140,222
                      Current maturities   44,572             96,000

                                          $    -           $  44,222

     Future minimum lease payments total $46,000 of which $1,428 represents interest.

     Assets directly financed through leases totaled $182,000 for 1998 and are included in property, plant and equipment. Amortization of these assets totaling $56,000 in 2000 and $47,000 in 1999 and 1998 is included in depreciation expense and accumulated depreciation. The net book value of the assets under capital leases at the end of 2000 and 1999 was approximately $368,000 and $425,000, respectively.
                             24

  (5)       COMMON STOCK OPTIONS

    During the year ended September 30, 2000, the Company granted qualified options for 361,500 shares, including
    50,000 shares to its President, under the 1998 Equity
    Incentive Plan, and non-qualified options for 5,000 shares to each non-employee director (20,000 in total).

    In October 1998, the Company granted qualified options for 200,000 shares to its President under the 1998 Equity
    Incentive Plan. This Plan provides for the grant of options for a maximum of 600,000 shares.

    In March 1998, the Company granted non-qualified options for 5,000 shares to each non-employee director and in varying amounts to certain employees, for an aggregate of 41,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is five years.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                       2000      1999        1998

              Dividend yield           None      None        None
              Expected volatility      77.52%    75.18%    74.01%
              Risk-free interest rate   6.43%     6.43%     4.79%
              Expected lives         10 years  10 years   5 years

    A summary of the status of the Company's outstanding options as of September 30, 2000, October 2, 1999, and
    October 3, 1998 and the changes during the years ending on those dates are presented below:


                  September 30, 2000  October 2, 1999    October 3, 1998
                        Weighted           Weighted           Weighted
                        average            average            average
                        exercise           exercise           exercise
                   Shares     price    Shares    price    Shares   price

    Outstanding at
     beginning of
     year:         303,000   $ 1.75    103,000   $ 1.97    64,000 $ 1.34

      Granted      381,500     1.51    200,000     1.63    41,000   2.88
      Exercised     -8,000     0.50       -         -      -2,000   0.50
      Expired or
        Cancelled  -18,000     2.32       -         -        -       -



                               25
    Outstanding at
     end of year   658,500   $ 1.61    303,000   $ 1.75   103,000 $ 1.97

    Options exercisable
     At year-end   157,000             103,000            103,000

    Weighted average
     fair value of
     options granted
     during the year $ 1.33            $  1.35            $  1.84














































                              26



(5)       COMMON STOCK OPTIONS (Continued)

    The following summarizes information about fixed stock options outstanding at September 30, 2000:

                             Weighted
                             average
                             remaining    Weighted              Weighted
                   Number    contractural average     Number    average
      Exercise  outstanding  life         exercise  exercisable exercise
       price    at 9/30/00   in years     price     at 9/30/00    price

      $0.50      15,000        .25        $ 0.50       15,000    $  0.50
      $1.88      29,000       1.50        $ 1.88       29,000    $  1.88
      $2.88      33,000       2.50        $ 2.88       33,000    $  2.88
      $1.63     200,000       8.00        $ 1.63       50,000    $  1.63
      $1.38     141,500       9.25        $ 1.38       20,000    $  1.38
      $2.00      50,000       9.50        $ 2.00         -       $  2.00
      $1.75      90,000       9.75        $ 1.75         -       $  1.75
      $1.25     100,000       9.75        $ 1.25       10,000    $  1.25

                658,500                               157,000

    The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized. Had compensation costs been determined on the basis of FASB Statement 123 in 2000, 1999, and 1998, net income from continuing operations would have been reduced to $69,014, $422,677, and $740,545, respectively, which would have decreased basic earnings per share by $.05 in 2000 and $.02 in 1999 and 1998. Diluted earnings per share would have been decreased by $.04 in 2000, $.01 in 1999 and $.02 in 1998.




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





                              27



  (7)       INCOME TAXES

    The following is a reconciliation of income tax expense computed at the Federal statutory income tax rate to the provision for income taxes:



                                        2000      1999      1998

     Federal income taxes at
       statutory rate              $  87,600 $ 262,500  $449,100

     State income taxes net of
       federal income tax benefit     16,100    48,400    82,800

     Nondeductible expenses           (8,900)      300     2,800

     Other                             2,200    (2,200)      300

     Income taxes                  $  97,000 $ 309,000 $ 535,000




     The provision for income taxes is summarized as follows:


                                  2000     1999      1998

     Current:
       Federal                $ 79,000  $ 215,000 $ 367,000
       State                    28,000     68,000   113,000

                               107,000    283,000   480,000

     Deferred:
       Federal                  ( 8,000)     20,000    42,000
       State                     (2,000)      6,000    13,000

                                (10,000)     26,000    55,000

                              $ 97,000  $ 309,000 $ 535,000











                               28


(7)       INCOME TAXES (Continued)

    The tax effects of the principal temporary differences giving rise to the net current and noncurrent deferred tax assets totaling $189,000 in 2000 and $179,000 at October 2, 1999 are as follows:

                                                      2000         1999
              Deferred tax assets:
                Deferred compensation            $ 207,000 $    218,300
                Capital loss carryforward          167,700      167,700
                Inventory valuation                 51,200       45,800
                Loss on foreign currency contract   18,000            0
                Accrued salaries                     7,500        6,000
                Bad debts                            8,100        7,200

                 Total gross deferred tax assets   459,500      445,000

              Deferred tax liabilities:
                Depreciation                       102,800       98,300

                                                   356,700      346,700

              Valuation allowance                 (167,700)    (167,700)

                                                 $ 189,000    $ 179,000

    Management has established a valuation allowance in connection with the deferred tax asset related to the capital loss carry forward.


(8)       COMMITMENTS AND CONTINGENCIES

    Employment Agreements:
      In October 1998, the Board of Directors entered into an employment agreement with the Company's President requiring minimum annual payments of $140,000.

      The Company has a non-qualified, unfunded deferred compensation plan for the Chairman of the Board providing for payments, in the form of a joint and survivor annuity, of $60,000 for his life and, upon his death $30,000 to his spouse for her life. The payments will be adjusted annually for increases in the Consumer Price Index (CPI) since 1993 with a lump-sum payment due annually within forty-five days of the fiscal year end. As of September 30, 2000, the deferred compensation liability represents the actuarial present value of this obligation based upon the following assumptions.

           Interest rate                                  7.25%
           Annual increases in the CPI                    3.00%
           Post-retirement mortality   1983 Group Annuity Table
                             29

      The Company has employment agreements with certain key executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of Directors. Compensation which might be payable under these agreements has not been reflected in the consolidated financial statements of the Company as of September 30, 2000, since a change in control, as defined, has not occurred.

(8)  COMMITMENTS AND CONTINGENCIES (Continued)

    Environmental matters:
      In 1998, the Company filed a Class "C" Response Action Outcome Statement with the Massachusetts Department of Environmental Protection regarding its facility in Worcester, Massachusetts. Based upon the information presently available, periodic monitoring is required.

(9)  RESEARCH AND DEVELOPMENT COSTS

    Research and development costs charged to operations in 2000, 1999, and 1998 were approximately $296,000,
    255,000, and $196,000, respectively.

(10) ADVERTISING COSTS

    Advertising costs charged to operations in 2000, 1999, and 1998 were approximately $29,000, $8,000, and $6,000, respectively.

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

    Total contributions by the Company amounted to approximately $49,000, $ 53,000, and $59,000 in 2000,
    1999, and 1998, respectively.









                              30
(12) EMPLOYEE STOCK PURCHASE PLAN

    The Company has a qualified employee stock purchase plan covering all employees except officers and directors. Employees participating in the plan are granted options semi-annually to purchase common stock of the Company. The number of full shares available for purchase is a function of the employee's accumulated payroll deductions at the end of each six-month interval. The option price is the lesser of 85% of the fair value of the Company's common stock on the first day of the payment period or 85% of the fair value of the Company's common stock on the last day of the payment period. As of September 30, 2000, October 2, 1999, and October 3, 1998, there were no options outstanding under the plan.


(13)  FOREIGN CURRENCY TRANSACTION
    In connection with the transaction described in Note 17, the company entered into a foreign currency exchange contract to acquire A$4,000,000, to fix the amount of its future investment in US dollars. Losses resulting from currency fluctuations approximated $44,400 at September 30, 2000 and were attributable to the decline in the value of the Australian
    dollar in relation to the U.S. dollar.   All losses associated with
    this contract have been recognized in current earnings.





















(14) EARNINGS PER SHARE

    The following data show the amounts used in computing earnings per share from continuing operations and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                          Year ended September 30, 2000
                                           Net          Common
                                         Income         Shares      EPS

Basic EPS:
   Income available to common
      shareholders                       $160,823    2,133,709    $0.08

Dilutive effect of potential common
   Stock options                             -          33,792
Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities    $160,823    2,167,501    $0.07


                                             Year ended October 2, 1999
                                           Net         Common
                                          Income        Shares      EPS

Basic EPS:
   Income available to common
      shareholders                       $463,177    2,130,385    $0.22

Dilutive effect of potential common
   Stock options                             -          30,733

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities    $463,177    2,161,118    $0.21




                                          Year ended October 3, 1998
                                           Net         Common
                                         Income         Shares      EPS

Basic EPS:
   Income available to common
      shareholders                      $785,809    2,128,414     $0.37

Dilutive effect of potential common
   Stock options                            -          20,445

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $785,809    2,148,859     $0.37












                             32
      Per share amounts attributable to discontinued operations and the loss on disposal, net of tax, are as follows:


                                        2000        1999      1998

     Earnings (loss) per share:
        Basic
          Discontinued operations       $  -      $ 0.01    $-0.02

          Loss on disposal              $  -      $-0.20         -

        Diluted
          Discontinued operations       $  -      $ 0.01    $-0.02

          Loss on disposal              $  -      $-0.19         -



    Options for 643,500 and 80,000 common shares in 2000 and 1999, respectively, were not included in computing diluted earnings per share because their effects are antidilutive.



(15)MAJOR CUSTOMERS

    The Company sells a majority of its products to a limited number of customers, predominantly manufacturers of cryogenic vessels. Sales, in thousands of dollars, to individual customers constituting 10% or more of total sales were as follows:


                                   2000              1999           1998

         Customer A          $ 929    24%       $ 382    8% $ 608    10%

         Customer B          $ 772    20%       1,149   23% 1,724    30%
















                             33
(16) DISCONTINUED OPERATIONS

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



       Webstone's discontinued operations are presented as follows:

                                      For the nine          For the
                                      months ended       year ended
                                      July 2, 1999  October 3, 1998


Sales                                   $3,017,982       $3,893,947

Cost of sales                            2,022,990        2,747,238

Gross profit                               994,992        1,146,709

Selling and administrative expenses        943,994        1,146,862

Income (loss) from operations               50,998             -153

Other income (expense):
     Interest expense                       -2,074          -61,581
     Other income, net                       1,671            1,685

          Total other expense                 -403          -59,896

Income (loss) before income taxes
     (benefit)                              50,595          -60,049

Provision for (benefit from) income taxes   20,300          -21,000

Net income (loss)                       $   30,295         $-39,049






                               34
Webstone's balance sheet as of October 3, 1998 is summarized as follows:

                         ASSETS

Current assets:
   Cash                                      $   133,717
   Accounts receivable, net of allowance         647,662
   Inventories                                 1,344,543
   Prepaid expenses                                5,116
   Deferred income taxes                          37,000

     Total current assets                      2,168,038

Property, plant and equipment                     58,726

Other assets                                      10,869

Total assets:                                $ 2,237,633


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $   167,394
   Accrued expenses                              128,600

     Total current liabilities                   295,994

Long-term debt                                   238,000

Shareholders' equity                           1,703,639

Total liabilities and shareholders' equity   $ 2,237,633






















                             35

(17) SUBSEQUENT EVENT

    On November 1, 2000, the Company acquired substantially all of the assets of Mack Valves Pty Ltd. (Mack) of Melbourne, Australia for a purchase price of $3,617,600 (A$6,921,000). The acquisition was financed through secured credit facilities furnished by Fleet National Bank and National Australia Bank Limited, totaling approximately $3,668,100. The Company acquired net assets valued at $1,362,200 (A$2,606,000). The excess of purchase price over fair value of the assets (Goodwill) was approximately $2,255,400 and will be amortized on a straight-line basis over 30 years. The final purchase price will be adjusted based upon Mack's audited balance sheet at October 31, 2000. Any difference from the calculated November 1, 2000 purchase price, together with transaction costs associated with acquiring Mack (estimated to be approximately $540,000), will be combined with Goodwill. In addition, contingent consideration of approximately $418,000 (A$800,000) in cash and $221,000 (A$422,500) in non-qualified stock options, will be required if Mack achieves various sales levels during the forthcoming five years. Such payments, if any, will be added to Goodwill and amortized over its remaining life. Assuming the acquisition had occurred on October 3, 1999, the company's net sales, net income, basic and diluted earnings per share would have been approximately $8,220,000, $102,000, $.06 and $.05, respectively, after calculating charges for amortization of goodwill and interest costs related to the acquisition totaling approximately $477,000 ($.22 and $.22 per basic and diluted share).

























                           EXHIBIT INDEX

Exhibit
Number                    Number

(a)(1)         Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull &
               Bitsoli, P.C. dated November 13, 2000. (See page 15 hereof.)

          2.   Consolidated Balance Sheet as of September 30,
               2000 and October 2, 1999. (See page 16
               hereof.)

          3. Consolidated Statement of Income for the fifty-two weeks ended September 30, 2000, the fifty-two weeks ended October 2, 1999, and the fifty-three weeks ended October 3, 1998. (See pages 17 and 18 hereof.)

          4. Consolidated Statement of Stockholders' Equity for the fifty-two weeks ended September 30, 2000, the fifty-two weeks ended October 2, 1999, and the fifty-three weeks ended October 3, 1998. (See page 19 hereof.)

          5. Consolidated Statement of Cash Flows for the for the fifty-two weeks ended September 30, 2000, the fifty-two weeks ended October 2, 1999, and the fifty-three weeks ended October 3, 1998. (See pages 20 and 21 hereof.)

          6.   Notes to the Consolidated Financial
               Statements.  (See pages 22-36 hereof.)

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

          (a)(3)    Articles of Amendment to Restated
               Articles of Organization, dated October 11,
               1985.  (Filed as Exhibit 3 to the Company's
               Form 10-K for the fiscal year ended September
               28, 1985.)*
                              37



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

          (a) Adoption Agreement (Non-Standardized Code 401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*

          (b)  Employee Stock Purchase Plan dated December 9,
               1993.  (Filed as Exhibit 10(h) to the
               Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*

          (c) Employment Agreement between the Company and Salvatore J. Vinciguerra dated October 19, 1998. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*

          (d) 1998 Equity Incentive Plan. (Filed as Exhibit 10(i) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*.

          (e) Form of Sale of Business Agreement. (Filed as Exhibit 1 to the Company's Form 8-K filed on November 15, 2000.)*



                             38

     (11) Statement Re Computation of Per Share Earnings.
          The Statement Re Computation of Per Share Earnings is set forth in Note 14 to the Company's
          Consolidated Financial Statements.

     (21) Subsidiaries of the Registrant.  (Filed as Exhibit
          22 to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

     (27) Financial Data Schedule.