Form 10QSB
period 2001-03-31
GODDARD INDUSTRIES INC
filed 2001-05-21
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 2001

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

            Yes  X               No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of            Number of Shares Outstanding
Common Stock Outstanding            at March 31, 2001

Common Stock, $.01 par value               2,160,684

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION


                                                                   PAGE


Item 1     Financial Statements

     Consolidated Balance Sheet - March 31, 2001
     and September 30,2000                                          3

     Consolidated Statement of Income - Six Months Ended
     March 31, 2001 and April 1, 2000                               4

     Consolidated Statement of Cash Flows - Six Months Ended
     March 31, 2001 and April 1, 2000                               5

     Notes to Consolidated Financial Statements                     6


Item 2     Management Discussion and Analysis                      11


     PART II - OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders     12

Item 6     Exhibits and Reports on Form 8-K                        12

















                                 -2-



                        GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                                   March 31, 2001  September 30, 2000
               ASSETS                      Unaudited        Audited
CURRENT ASSETS:
   Cash and cash equivalents              $  823,360        $1,630,711
   Accounts receivable, net of allowances  1,316,674           466,076
   Inventories                             2,977,334         2,046,476
   Refundable income taxes                    91,763            91,763
   Prepaid expenses and taxes                 95,813            46,920
   Deferred income taxes                     162,798           116,000

     TOTAL CURRENT ASSETS                  5,467,742         4,397,946

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 5,184,749         4,569,201
   Less - Accumulated depreciation        (3,369,431)       (3,216,815)

                                           1,815,318         1,352,386
OTHER ASSETS:
   Deferred charges                           54,268           150,761
   Deferred income taxes - long term         160,760            73,000
   Investment                                250,000           250,000
   Financing                                  54,720                -
   Goodwill                                2,217,807                -

     TOTAL OTHER ASSETS                    2,737,555           473,761

TOTAL ASSETS                             $10,020,615        $6,224,093

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt  $   339,173        $   44,572
   Accounts payable                          452,834           150,040
   Accrued expenses                          431,089           273,819
   Deferred compensation                      71,280            71,280
   Income taxes payable                       10,084                 0
   Taxes payable                              47,373                 0

     TOTAL CURRENT LIABILITIES             1,351,833           539,711

LONG TERM DEBT                             3,157,349                -
DEFERRED COMPENSATION                        460,539           446,290
SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share, authorized
    3,000,000 shares, issued and outstanding
    2,160,684 at March 31, 2001 and
    2,142,271 at September 30, 2000           21,607            21,423
   Additional paid-in capital                498,487           488,398
   Accumulated other comprehensive income   (144,472)               -
   Retained earnings                       4,675,272         4,728,271

     TOTAL SHAREHOLDERS'EQUITY             5,050,894         5,238,092

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $10,020,615        $6,224,093
                                     -3-
                       GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)

                          March 31, 2001            April 1, 2000
                  For The Three For the Six   For The Three For The Six
                  Months Ended  Months Ended  Months Ended  Months Ended

NET SALES           $1,995,920    $3,390,793    $1,016,845    $1,986,383

COST OF SALES        1,181,016     2,014,975       610,781     1,195,173

GROSS PROFIT           814,904     1,375,818       406,064       791,210

SELLING AND ADMINISTRATIVE
 EXPENSES              721,548     1,296,640       304,711       607,854

INCOME FROM
 OPERATIONS             93,356        79,178       101,353       183,356

OTHER INCOME (EXPENSE):
    Interest expense   (80,598)     (151,629)      (11,780)      (24,398)
    Other income, net   17,378        62,151        66,445       148,592
    Foreign currency        -        (75,200)           -             -
TOTAL OTHER
 INCOME (EXPENSE)      (63,220)     (164,678)       54,665       124,194

INCOME (LOSS) BEFORE
 INCOME TAXES           30,136       (85,500)      156,018       307,550

PROVISION FOR (BENEFIT
 FROM) INCOME TAXES      8,648       (32,500)       63,400       126,100

NET INCOME (LOSS)     $ 21,488     $ (53,000)     $ 92,618     $ 181,450


EARNING PER SHARE

    Net Income:
          Basic       $   0.01      $   0.02      $   0.04      $   0.09
          Diluted     $   0.01           N/A      $   0.04      $   0.08










                            -4-





                       GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                                              FOR THE SIX MONTHS ENDED
                                         March 31,2001    April 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                          $(53,000)       $181,450

   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Gain on disposal of assets                 (3,848)             -
     Depreciation and amortization             309,677         121,716
     Deferred income taxes                     (47,669)          8,700
      Changes in assets and liabilities:
       Accounts Receivable                    (368,884)        (28,539)
       Refundable taxes on income                   -           13,942
       Inventories                             (64,591)       (227,019)
       Prepaid  expenses and other             (43,526)         (8,880)
       Accounts payable                        219,570         143,867
       Accrued expenses                        (68,113)       (125,104)
       Income taxes payable                     15,260              -
       Deferred compensation                   (12,718)        (16,945)

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                      (117,842)         63,188

CASH FLOWS FROM INVESTING ACTIVITIES:

   Deferred charges                             96,493              -
   Property, plant and equipment additions     (45,825)        (66,286)
   Proceeds from sale of equipment              15,962              -
   Investment in net assets of subsidiary
    net of cash                             (4,262,831)             -

   NET CASH USED IN INVESTING ACTIVITIES    (4,196,201)        (66,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt              3,694,800              -
   Repayments of long term debt               (157,836)        (63,831)
   Financing Fees Deferred                     (59,892)             -
   Issuance of common stock                     10,273              -

   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                     3,487,345         (63,831)

EFFECT OF EXCHANGE RATE CHANGES ON CASH         19,347             -

NET INCREASE (DECREASE) IN CASH               (807,351)        (66,929)

CASH AND EQUIVALENTS - BEGINNING             1,630,711       1,773,389

CASH AND EQUIVALENTS - ENDING               $  823,360      $1,706,460

   Supplemental Disclosures of Cash Flow Information

                                  -5-
CASH PAID DURING THE PERIOD:
  Interest                                  $  151,629        $ 24,398
  Income taxes                              $        0        $115,000

                       GODDARD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                            March 31, 2001
                            (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Reference is made to the financial statements included in the Annual Report for the year ended September 30, 2000 for a summary of significant accounting policies and other disclosures.

   Revenue Recognition:
   The Company recognizes revenue when goods are shipped from its facilities. Title passes when goods are shipped, or in rare instances, on different terms specifically negotiated by a customer.

   Foreign Currency Translation:
   The assets and liabilities of Mack are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, and revenues and expenses are translated at the average rates for the year.
   Adjustments resulting from these translations are included in Accumulated other comprehensive income.

   Amortization of Deferred Finance Fees:
   Deferred finance fees are being amortized on the straight-line method over the five to ten year lives of the related debt.

   Amortization of Goodwill:
   Goodwill, which represents the excess of the purchase price over the fair value of assets purchased, together with transaction costs associated with the acquisition, is being amortized on a straight line basis over thirty years.

Derivatives:
   Effective October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company generally does not have any derivative instruments and Generally does not engage in any hedging activities. Consequently, the adoption of SFAS No. 133 does not have a material impact on the Company.

NOTE 2.  BASIS OF PRESENTATION:

   The accompanying financial statements include the accounts of Goddard Industries, Inc. (Industries) and its wholly-owned subsidiaries, Goddard Valve Corporation (Goddard Valve), Goddard Management Corporation (Management), and Mack Valves Pty Ltd (Mack), acquired on November 1, 2000 (collectively, Company). The results of Mack operations are reported for the period beginning with the date of its acquisition on November 1, 2000. All material intercompany transactions have been eliminated.

   The information shown in the consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period.


NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                             March 31, September 30,
                                               2001         2000

      Finished goods                       $ 2,242,037    $1,811,356
      Work in process                          438,686        21,329
      Raw materials                            296,611       213,791

                                            $2,977,334    $2,046,476


NOTE 4.  LONG-TERM DEBT:

   At March 31, 2001 Long-term debt consisted of the following:


                                                        LONG-TERM   CURRENT

   Note payable, Fleet National Bank, due in monthly
    installments of approximately $17,000 plus interest at the bank's prime rate plus 0.50% through
    October, 2005.                                      $716,667   $200,000


   Revolving line of credit, Fleet National Bank, bearing
    interest at the bank's prime rate plus 0.25%,
    due in February 2003.                              1,100,000       -

   Note payable, National Australia Bank, due in
    quarterly installments of approximately A$71,000
    ($40,000) including interest at 8.85% through
    November 2005 (Denominated in AUD).                  458,910    102,178

   Revolving line of credit, National Australia Bank,
    current rate of 7.29%, through October 2005.
    Commencing November 1, 2005 quarterly payments
    of principal plus interest in amounts sufficient
    to amortize the then outstanding balance by
    October 31, 2010.  Interest may not exceed 9.55%
    for the life of the loan.
    (Denominated in AUD).                                878,580       -

   Capital lease obligations for machinery, with interest
    imputed at the rate of approximately 8.5%               -        11,380

   Capital lease obligations for machinery.
      (Denominated in AUD).                                3,192     25,615
                                                     $ 3,157,349   $339,173

   All of the above bank debt is secured by substantially all assets of the Company.


NOTE 5.  INCOME TAXES:

   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                             March 31,   September 30,
                                               2001           2000
   Deferred tax asset
     Deferred compensation                $  207,000      $  207,000
     Capital loss carry-forward              167,700         167,700
     Inventory valuation                      51,200          51,200
     Accrued salaries and long service leave 104,500           7,500
     Bad debts                                 8,100           8,100
     Loss on foreign currency                 18,000          18,000
     Net operation loss carry-forward         20,000              -
     Other                                     1,000              -

                                             577,500         459,500

     Depreciation                             85,800         102,800

                                          $  491,700      $  356,700

   Less valuation allowance                 (167,700)       (167,700)

                                          $  324,000      $  189,000

Management has established a valuation allowance against the deferred tax asset attributable to the capital loss carry-forward.


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

                                         Six Months ended March 31,2001
                                        (Loss)     Common Shares    EPS


Basic EPS:
   Income available to common
      shareholders                      $(53,000)     2,151,273   $(0.02)

Diluted EPS are not applicable for a period in which a loss is reported.



                                        Three Months ended March 30,2001
                                         Income     Common Shares    EPS


Basic EPS:
   Income available to common
      shareholders                      $ 21,488      2,157,309    $0.01

Dilutive effect of potential common
   stock:
      Stock options                          -              462

Diluted EPS:
   Income available to common
      shareholders after assuming
      exercise of dilutive securities   $ 21,488      2,157,771    $0.01




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


NOTE 8.  ACQUIRED BUSINESS:

On November 1, 2000, the Company acquired substantially all of the assets of Mack Valves Pty. Ltd. (Mack) of Melbourne, Australia for a purchase price of $3,614,900. The acquisition was financed through secured credit facilities furnished by Fleet National Bank and National Australia Bank Limited, totaling approximately $3,668,100. The Company acquired net assets valued at $1,359,500. The excess of purchase price plus transaction costs over the fair value of the assets acquired (Goodwill) was approximately $2,772,600 and is being amortized on a straight-line basis over 30 years. In addition, contingent consideration of approximately A$800,000 ($390,000) in cash and A$423,000 ($206,000) in non-qualified stock options will be required if Mack achieves various sales levels during the forthcoming five years. Such payments, if any, will be added to Goodwill and amortized over its remaining life.


Note 9.   FOREIGN CURRENCY TRANSACTION:

In connection with the transaction described in Note 8, the company entered into a foreign currency exchange contract to acquire A$4,000,000, to fix the amount of its future investment in US dollars. Losses resulting from currency fluctuations approximated $75,000 (pre-tax) during the 6 months ended March 31, 2001, all of which incurred during the first 3 months of the year, and were attributable to the decline in the value of the Australian dollar in relation to the U.S. dollar. All losses associated with this contract have been recognized in current earnings.

NOTE 10.  SEGMENT INFORMATION:

The company conducts operations through business segments established along geographic lines: Western Hemisphere, which is represented by Goddard Valve, and Asia/Pacific, represented by Mack. Certain expenses that are related to corporate activities, and unrelated to business segment activities, are separately stated. Summarized segment financial information for the six months ended March 31, 2001 is as follows:

                                      Western
                         Corporate   Hemisphere   Asia/Pacific        Total
                                                  (five months)
  Sales to external
    Customers                   -    $1,699,000    $1,691,000    $3,390,000

  Operating profit(loss)   $(78,000)    (31,000)      188,000        79,000

  Long-lived Assets             -     1,277,000       538,000     1,815,000


  Total assets             $471,000  $5,420,000    $4,130,000   $10,021,000


For the six months ended April 1, 2000 the company conducted its operations through only one segment.

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

Consolidated results for the six months reported herein include only five months of Mack Valves performance, whereas the results include a full six months of Goddard Valve Corporation, the Company's US subsidiary. Results for the second quarter of this year include three months of both Mack and Goddard. The results of last year's second quarter and six months contain only the results of Goddard Valve Corporation, since Mack Valves had not yet been acquired.

RESULTS OF OPERATIONS

Three months ended March 31, 2001


Net sales for the second quarter ended March 31, 2001 were 1,996,000 with net income of $21,000 or basic earnings per share of $.01 compared with net sales of $1,017,000 and net income of $93,000, or basic earnings per share of $.04 for the same period last year.

Consolidated new orders received in the three months ended March 31, 2001 were 86% higher than for the same period last year. This increase was the result of an increase of new orders at Goddard Valve of 6% over last year with the remainder resulting from the addition of new orders at Mack Valves. At Goddard Valve, new orders in the second quarter increased 25% over the first quarter of this fiscal year.


At March 31, 2001 the backlog of orders was 144% higher than at the end of last year's second quarter, reflecting the addition of Mack Valves' backlog as well as a 52% improvement in the backlog at Goddard Valve.


For the second quarter, the year to year $8,000 decrease in consolidated Income from Operations is the net effect of an added $150,000 from the addition of Mack Valves, a year to year reduction at Goddard Valve of $114,000 and Corporate expenses of $44,000 which are separately classified for the first time this year. Included within the quarter's operating expenses of Mack Valves are $10,000 of goodwill. The reduced operating performance at Goddard Valve is attributable to more than $100,000 lower volume, cost of goods which have increased by approximately 1.8% of net sales due primarily to lower volume, and $53,000 higher SG&A expenses due to higher selling costs.

                               -13-
Consolidated Other Expense for the quarter was $63,000 compared with Other Income of $55,000 during the same period last year. The resulting year to year change of $118,000 was principally the result of $69,000 of higher interest expense associated with loans incurred for the acquisition of Mack Valves, $14,000 lower interest income and $31,000 of income received last year under a management agreement with another company which was no longer in effect this year.

Six Months Ended March 31, 2001

Net sales for the six months ended March 31, 2001 were $3,391,000 with a net loss of $53,000 or basic loss of $.02 per share compared with net sales of $1,986,000 and net income of $181,000, or basic earnings per share of $.09.

Consolidated new orders received in the six months ended March 31, 2001 were 59% higher than for the same period last year, with the increase the result of the addition of new orders at Mack Valves, offsetting a 12% decline in new orders at Goddard Valve.

For the six months the year to year decrease of $104,000 in consolidated Income from Operations is the net effect of an added $188,000 from the addition of Mack Valves, a year to year reduction at Goddard Valve of $215,000, and Corporate expenses of $78,000 which are separately classified for the first time this year. Included within the six months' operating expenses of Mack Valves are $29,000 of goodwill. The reduced operating performance at Goddard Valve is attributable to nearly $300,000 lower volume, cost of goods which have increased by approximately 1.7% of net sales due primarily to lower volumes, and $72,000 of higher SG&A expenses due to higher selling costs.

Consolidated Other Expense for the six months was $165,000 compared with Other Income of $124,000 during the same period last year. The resulting year to year change of $289,000 was the result of $127,000 of higher interest expense resulting from loans incurred for the acquisition of Mack Valves, $25,000 of lower interest income, $64,000 of income received last year under a management agreement with another company which is no longer in effect this year, and $74,000 loss on a foreign exchange contract which was entered into to protect the US dollar value of the Mack Values acquisition.



LIQUIDITY AND CAPITAL RESOURCES

The acquisition of Mack Valves was financed through secured credit facilities amounting to approximately $3,668,100 furnished by Fleet National Bank and National Australia Bank Limited. At March 31, 2001, long term debt equaled $3,157,000. The Company believes that it has sufficient liquidity generated from operations to handle normal working capital and debt service requirements of the business.


FORWARD LOOKING INFORMATION

Information in this report may contain certain forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995,

                              -14-

that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate", "is a promising sign", or other comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements. Some of the principal factors that could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in introducing new products, the failure to adequately integrate the operations of new acquisitions, the failure of the market to accept new products, changes in general economic conditions and conditions in major customer industries such as the industrial gas business.










































                           -15-


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

	The Company held a Special Meeting in Lieu of the Annual Meeting of Stockholders on March 23, 2001. At the meeting, the stockholders approved the election of two Class 2 directors to serve until 2004 and until their successors are duly elected and qualified.

a) Election of Directors:

   Nominee                         For         Against, Withheld or
                                               Abstained (Including
                                               Broker Non-Votes)

   Lyle E. Wimmergren         1,201,367        2500
   Robert E. Humphreys        1,203,867        0


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (10)     Material Contracts
                     Loan and Security Agreement dated October 30, 2000 between the Company and Fleet National Bank, Boston, Massachusetts.

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.


     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of May 21, 2001

                         GODDARD INDUSTRIES, INC.

                         By:/s/Salvatore J. Vinciguerra
                            -----------------------------------
                             Salvatore J. Vinciguerra
                            	President,
                            	Chief Executive Officer and
                        	Chief Financial Officer
                                  -16-