Form 10QSB/A
period 2000-12-30
GODDARD INDUSTRIES INC
filed 2001-05-22
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB/A
                      AMENDMENT TO APPLICATION OR REPORT
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

           Yes  ___              No  __X__







EXPLANATORY NOTE

This amendment is filed to amend Part I items 1 and 2 with respect to the method of accounting for the foreign currency contract described in Note 9 entered into by the Company in September 2000 in connection with its anticipated November 1, 2000 purchase of the assets of a foreign company as described in Note 8 "Acquired Business." The contract fixed the expected purchase price in US dollars, in order to avoid speculating in a foreign currency. The Company's 10-QSB for the three months ended December 30, 2000 is hereby amended to comply with requirements to account for this contract as a speculative position, and to record the change in value of the contract in the earnings of the three month period, and other adjustments related to the acquisition.



                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS


                                                                   PAGE

     PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

     Consolidated Balance Sheet - December 30, 2000
     and September 30, 2000                                           3

     Consolidated Statement of Operations - Three Months Ended
     December 30, 2000 and January 2, 1999                            4

     Consolidated Statement of Cash Flows - Three Months Ended
     December 30, 2000 and January 2, 1999                            5

     Notes to Consolidated Financial Statements                       7


Item 2     Management Discussion and Analysis                        12


     PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                          13









                                 -2-


                        GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                                   December 30, 2000  September 30, 2000
               ASSETS                      Unaudited        Audited
CURRENT ASSETS:
   Cash and cash equivalents               $1,208,186     $1,630,711
   Accounts receivable, net of allowances   1,175,626        466,076
   Inventories                              3,053,058      2,046,476
   Refundable taxes on income                  91,763         91,763
   Prepaid expenses and taxes                  74,368         46,920
   Deferred income taxes                       94,000        116,000

     TOTAL CURRENT ASSETS                   5,697,001      4,397,946

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                  5,243,000      4,569,201
   Less - Accumulated depreciation         (3,296,587)    (3,216,815)

                                            1,946,413      1,352,386
OTHER ASSETS:
   Deferred charges                            33,499        150,761
   Deferred income taxes - long term          128,868         73,000
   Investment                                 250,000        250,000
   Deferred financing charges                  61,238              0
   Goodwill                                 2,417,453              0

     TOTAL OTHER ASSETS                     2,891,058        473,761

TOTAL ASSETS                              $10,534,472     $6,224,093

              LIABILITIES AND SHAREHOLDERS'EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt      $374,935        $44,572
   Accounts payable                           580,340        150,040
   Accrued expenses                           411,806        273,819
   Taxes payable                              (48,000)             0
   Deferred compensation                       71,280         71,280

     TOTAL CURRENT LIABILITIES              1,390,361        539,711

LONG-TERM DEBT                              3,429,583              0
LONG-SERVICE LEAVE                             22,240              0
DEFERRED COMPENSATION                         440,801        446,290

SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 Per share; shares
    authorized 3,000,000 Shares, issued and outstanding
    2,157,271 shares at December 30, 2000 and
    2,142,271 shares at September 30, 2000     21,573         21,423
   Additional paid-in capital                 495,748        488,398
   Accumulated other comprehensive income      80,386              0
   Retained earnings                        4,653,780      4,728,271

     TOTAL SHAREHOLDERS'EQUITY              5,251,487      5,238,092

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY $10,534,472     $6,224,093
                                -3-

                      GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                 For the Three       For the Three
                                  Months Ended        Months Ended
                              December 30, 2000     January 1,2000

NET SALES                           $1,394,873          $969,538

COST OF SALES                          833,959           560,166

GROSS PROFIT                           560,914           409,372

SELLING AND ADMINISTRATIVE
  EXPENSES                             575,092           327,369

INCOME (LOSS) FROM OPERATIONS          (14,178)           82,003

OTHER INCOME (EXPENSE):
    Interest expense                   (71,031)          (12,618)
    Other income, net                   44,773            82,147
    Loss on foreign exchange contract  (75,200)                -

   TOTAL OTHER INCOME (EXPENSE)       (101,458)           69,529

INCOME (LOSS) BEFORE  TAXES           (115,636)          151,532


PROVISION FOR (BENEFIT FROM)
 INCOME TAXES                          (41,148)           62,700



NET INCOME (LOSS)                     ($74,488)          $88,832


EARNINGS PER SHARE:

  Net Income:
       Basic                           ($0.03)            $0.04
       Diluted                           N/A              $0.04












                              -4-

                        GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                                              For the Three Months Ended
                                        December 30, 2000    January 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               (74,488)       88,832

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                  92,080        60,858
    Deferred income taxes                          12,100         6,000
    Changes in assets and liabilities:
      Accounts receivable                        (133,701)     (123,603)
      Inventories                                 (28,037)     (176,943)
      Prepaid expenses and other                  (19,110)       11,944
      Accounts payable                            263,547        78,419
      Accrued expenses                           (124,313)      (61,068)
      Income taxes receivable/payable             (48,000)       11,700
      Deferred compensation                       (13,488)       (5,108)

  NET CASH USED IN OPERATING
   ACTIVITIES                                     (73,410)     (108,969)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Deferred charges                                117,262             0
  Property, plant and equipment                   (26,621)      (46,585)
   additions
  Proceeds from sale of equipment                  12,173             0
  Investment in net assets of
   subsidiary, net of cash                     (4,100,070)            0


  NET CASH USED IN INVESTING
   ACTIVITIES                                  (3,997,256)      (46,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                  3,702,600             0
  Repayments of long term debt                    (55,532)      (34,947)
  Financing Fees Deferred                         (61,231)            0
  Issuance of common stock                          7,500             0

  NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                         3,593,337       (34,947)

EFFECT OF EXCHANGE RATE CHANGES ON                 54,804             0
 CASH

NET INCREASE (DECREASE) IN CASH                  (422,525)     (190,501)

CASH AND EQUIVALENTS - BEGINNING                1,630,711     1,773,389

CASH AND EQUIVALENTS - ENDING                  $1,208,186    $1,582,888
                                   -5-


     Supplemental Disclosures of Cash Flow Information

CASH PAID DURING THE PERIOD:
  Interest                                        $71,300       $12,618
  Income taxes                                         $0       $15,000














































                                  -6-





                       GODDARD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                         December 30, 2000
                            (UNAUDITED)

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

   The information shown in the consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period.
                                -7-


NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                         December 30,   September 30,
                                              2000            2000

      Finished goods                       $2,277,506     $1,811,356
      Work in process                         463,905         21,329
      Raw materials                           311,647        213,791

                                           $3,053,058     $2,046,476
NOTE 4.  LONG-TERM DEBT:

   At December 30, 2000 Long-term debt consisted of the following:


                                                        LONG-TERM   CURRENT

   Note payable, Fleet National Bank, due in monthly
    installments of approximately $17,000 plus interest at the bank's prime rate plus 0.50% through
    October, 2005.                                      $766,667   $200,000


   Revolving line of credit, Fleet National Bank, bearing
    interest at the bank's prime rate plus 0.25%,
    due in February 2003.                              1,100,000       -

   Note payable, National Australia Bank, due in
    quarterly installments of approximately A$71,000
    ($40,000) including interest at 8.85% through
    November 2005 (Denominated in AUD).                  552,912    114,288

   Revolving line of credit, National Australia Bank,
    current rate of 8.55% through October 2005.
    Commencing November 1, 2005 quarterly payments
    of principal plus interest in amounts sufficient
    to amortize the then outstanding balance by
    October 31, 2010.  Interest may not exceed 9.55%
    for the life of the loan.
    (Denominated in AUD).                              1,000,800       -

   Capital lease obligations for machinery, with interest
    imputed at the rate of approximately 8.5%               -        28,151

   Capital lease obligations for machinery.
      (Denominated in AUD).                                9,204     32,496


                                                       3,429,583   $374,935

   All of the above bank debt is secured by substantially all assets of the Company.

NOTE 5.  INCOME TAXES:


   The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                         December 30,   September 30,
                                             2000           2000
   Deferred tax asset
     Deferred compensation                $  207,000      $  207,000
     Capital loss carry forward              167,700         167,700
     Inventory valuation                      51,200          51,200
     Loss on foreign currency contract             -          18,000
     Accrued salaries and long service leave 102,020           7,500
     Bad debts                                 8,100           8,100
     Net operation loss carry forward          5,900               -
     Other                                     4,448               -

           Gross deferred tax                546,368         459,500

   Deferred tax liabilities
     Depreciation                            102,800         102,800
     Currency translation                     53,000               -

           Gross deferred tax liability      155,800         102,800

                                             390,568         356,700

   Less valuation allowance                 (167,700)       (167,700)

                                          $  222,868      $  189,000

   Management has established a valuation allowance against the deferred tax asset attributable to the capital loss carry forward.


NOTE 6.  ENVIRONMENTAL MATTER

   Environmental Matters:

   In 1998, the Company filed a Class "C" Response Action
   Outcome Statement with the Massachusetts Department of
   Environmental Protection regarding its facility in Worcester, Massachusetts. Based upon the information presently available, no action other than periodic monitoring is required.

NOTE 7. EARNING PER SHARE:

The following data show the amounts used in computing earnings per share
(EPS) from continuing operations and the effects on income and the weighted average number of shares of dilutive potential common stock.


                                    Three months ended December 30, 2000
                                         Loss     Common Shares    EPS
Basic EPS:
   Income available to common
    shareholders                        ($74,488)     2,145,238   ($.03)

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

Note 9.   FOREIGN CURRENCY TRANSACTION:

In connection with the transaction described in Note 8, the company entered into a foreign currency exchange contract to acquire A$4,000,000, to fix the amount of its future investment in US dollars. Losses resulting from currency fluctuations approximated $75,000 (pre-tax) during the 3 months ended December 30, 2000 and were attributable to the decline in the value of the Australian dollar in relation to the U.S. dollar. All losses associated with this contract have been recognized in current earnings.


NOTE 10.  SEGMENT INFORMATION:

  The company conducts operations through two business segments, Goddard Valve and Mack, that are established along the geographic lines of the Western Hemisphere and Asia/Pacific, respectively.



  Summarized segment financial information for the three months ended December 30, 2000 is as follows:

                Goddard Valve      Mack          Total
                               (two months)
  Sales to external
    Customers     $795,501      $599,372      $1,394,873


  Operating profit
   (loss)          (52,380)       38,202         (14,178)

  Long-lived
     Assets      1,319,894       626,519       1,946,413


  Total assets  $6,081,363    $4,453,109     $10,534,472

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

RESULTS OF OPERATIONS

Net sales for the quarter ended December 30, 2000 were $1,395,000 with a net loss $74,000, or $.03 per share. This compared with net sales of $970,000 and net income of $89,000, or $.04 per share, for the same period last year. Results for the quarter ended December 30, 2000 include a net loss of $44,000 ($75,000 pretax),or $.02 per share from a foreign currency contract entered into by the Company in September 2000 in connection with its anticipated November 1, 2000 purchase of the assets of Mack Valves Pty Ltd as described in Note 8 "Acquired Business."

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

The loss in the first three months of the year compared to last year's profit was a result of a combination of factors including a lower gross profit rate, SG&A expenses which were a higher percent of sales than last year, and the beginning of interest costs and goodwill amortization resulting from the Mack Valves acquisition. The lower gross profit rate was primarily the result of Goddard Valve's higher overhead due to lower volume. SG&A costs are higher at Goddard Valve versus last year because of higher sales management, financial management and Research and Development Costs.
                             -12-


LIQUIDITY AND CAPITAL RESOURCES

The acquisition of Mack Valves was financed through secured credit facilities amounting to approximately $3,668,100 furnished by Fleet National Bank and National Australia Bank Limited. At December 30, 2000, long term debt equaled $3,444,100. The Company believes that it has sufficient liquidity generated from operations to handle normal working capital and debt service requirements of the business.


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






                              -13-



SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of1934, the Registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of May 21, 2001


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            --------------------------------
                            Salvatore J. Vinciguerra
                            President,
                            Chief Executive Officer
                            and Chief Financial Officer





















                                  -14-