Form 10-Q
period 2001-06-30
GODDARD INDUSTRIES INC
filed 2001-08-17
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    June 30, 2001

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

Title of Each Class of            Number of Shares Outstanding
Common Stock Outstanding            at June 30, 2001

Common Stock, $.01 par value               2,160,684

Transitional Small Business Disclosure Format

           Yes  ___              No  __X__











                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION


                                                                   PAGE


Item 1     Financial Statements

     Consolidated Balance Sheets - June 30, 2001
     and September 30,2000 (unaudited)                              3

     Consolidated Statements of Operations - Nine Months Ended
     June 30, 2001 and July 1, 2000 (unaudited)                     4

     Consolidated Statements of Cash Flows - Nine Months Ended
     June 30, 2001 and July 1, 2000  (unaudited)                    5

     Notes to Consolidated Financial Statements                     7


Item 2     Management Discussion and Analysis                      13


                     PART II - OTHER INFORMATION



Item 6     Exhibits and Reports on Form 8-K                        17




















                                   -2-
                        GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (unaudited)
        					   June 30, 2001   September 30, 2000
               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents              $  846,674        $1,630,711
   Accounts receivable, net of allowances  1,178,879           466,076
   Inventories                             2,638,959         2,046,476
   Refundable income taxes                   231,763            91,763
   Prepaid expenses and taxes                 75,629            46,920
   Deferred income taxes                     302,487           116,000

     TOTAL CURRENT ASSETS                  5,274,391         4,397,946

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                 5,264,335         4,569,201
   Less - Accumulated depreciation        (3,454,744)       (3,216,815)

                                           1,809,591         1,352,386
OTHER ASSETS:
   Deferred charges                           58,534           150,761
   Deferred income taxes - long term         108,452            73,000
   Investment                                250,000           250,000
   Financing                                  54,792                -
   Goodwill                                2,283,971                -

     TOTAL OTHER ASSETS                    2,755,749           473,761

TOTAL ASSETS                             $ 9,839,731        $6,224,093

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt  $ 2,100,457        $   44,572
   Accounts payable                          496,470           150,040
   Accrued expenses                          422,223           273,819
   Deferred compensation                      71,280            71,280
   Income taxes payable                       19,320                 0

     TOTAL CURRENT LIABILITIES             3,109,750           539,711

LONG TERM DEBT                             1,407,019                -
DEFERRED COMPENSATION                        455,986           446,290
SHAREHOLDERS' EQUITY:
   Common stock - par value $.01 per share, authorized
    3,000,000 shares, issued and outstanding
    2,160,684 at June 30, 2001 and
    2,142,271 at September 30, 2000           21,607            21,423
   Additional paid-in capital                498,487           488,398
   Accumulated other comprehensive income    (31,500)               -
   Retained earnings                       4,378,382         4,728,271

     TOTAL SHAREHOLDERS' EQUITY            4,866,976         5,238,092

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $ 9,839,731        $6,224,093
                                     -3-


                     GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                          June 30, 2001            July 1, 2000
                  For the Three For the Nine For the Three For the Nine Months Ended Months Ended Months Ended Months Ended

NET SALES           $1,997,683    $5,388,476    $  975,492    $2,961,875

COST OF SALES        1,658,488     3,673,463       584,277     1,779,450

GROSS PROFIT           339,195     1,715,013       391,215     1,182,425

SELLING AND ADMINISTRATIVE
 EXPENSES              769,213     2,065,853       287,067       894,921

INCOME (LOSS) FROM
 OPERATIONS           (430,018)     (350,840)      104,148       287,504

OTHER INCOME (EXPENSE):
    Interest expense   (86,992)     (238,621)      (11,095)      (35,493)
    Other income, net   23,621        85,772        75,885       224,477
    Foreign currency        -        (75,200)           -             -

TOTAL OTHER
 INCOME (EXPENSE)      (63,371)     (228,049)       64,790       188,984

INCOME (LOSS) BEFORE
 INCOME TAXES         (493,389)     (578,889)      168,938       476,488

PROVISION FOR (BENEFIT
 FROM) INCOME TAXES   (196,500)     (229,000)       69,500       195,600

NET INCOME (LOSS)    $(296,889)    $(349,889)     $ 99,438     $ 280,888


EARNING PER SHARE

    Net Income:
          Basic       $  (0.14)      $ (0.16)     $   0.05      $   0.13
          Diluted     $    N/A          N/A       $   0.05      $   0.13

                       GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                                              FOR THE NINE MONTHS ENDED
                                           June 30, 2001    July 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                         $(349,889)       $280,888

   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Gain on disposal of assets                 (3,798)             -
     Depreciation and amortization             295,701         184,572
     Deferred income taxes                    (110,157)          1,700
      Changes in assets and liabilities:
       Accounts Receivable                    (187,109)        (63,510)
       Refundable taxes on income             (140,000)         40,442
       Inventories                             308,143        (258,280)
       Prepaid expenses and other              (21,866)          3,718
       Accounts payable                        200,454          48,262
       Accrued expenses                        (90,934)       (117,596)
       Income taxes payable                     21,247              -
       Deferred compensation                   (18,386)        (22,360)

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       (96,594)         97,836

CASH FLOWS FROM INVESTING ACTIVITIES:

   Deferred charges                             92,227         (29,374)
   Property, plant and equipment additions     (64,517)       (106,272)
   Proceeds from sale of equipment              15,752              -
   Investment in net assets of subsidiary
    net of cash                             (4,109,380)             -

   NET CASH USED IN INVESTING ACTIVITIES    (4,065,918)       (135,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt              3,673,800              -
   Repayments of long term debt               (245,361)        (79,572)
   Financing Fees Deferred                     (58,422)             -
   Issuance of common stock                     10,273           2,714

   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                     3,380,290         (76,858)

EFFECT OF EXCHANGE RATE CHANGES ON CASH         (1,815)            -

NET INCREASE (DECREASE) IN CASH               (784,037)       (114,668)

CASH AND EQUIVALENTS - BEGINNING             1,630,711       1,773,389

CASH AND EQUIVALENTS - ENDING               $  846,674      $1,658,721

   Supplemental Disclosures of Cash Flow Information


CASH PAID DURING THE PERIOD:
  Interest                                  $   234,599        $ 35,493
  Income taxes                              $         0        $165,000

                       GODDARD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                            June 30, 2001
                            (UNAUDITED)

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

   Foreign Currency Translation:
   The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, and revenues and expenses are translated at the average rates for the year. Adjustments resulting from these translations are included in Accumulated other comprehensive income.

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

   Recent Accounting Pronouncements:
   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS Nos. 141 and 142 no later than the year beginning September 29, 2002. Upon adoption of SFAS Nos. 141 and 142 the Company will stop amortization of goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company currently has more than $2 million of goodwill on its balance sheet and management is in the process of evaluating the impact of adopting these standards.



NOTE 2.  BASIS OF PRESENTATION:

   The accompanying financial statements include the accounts of Goddard Industries, Inc. (Industries), its wholly-owned subsidiaries, Goddard Valve Corporation (Goddard Valve), Goddard Management Corporation (Management) and Mack Valves Pty Ltd (Mack), acquired on November 1,
   2000 (collectively, Company). The results of Mack operations are reported for the period beginning with the date of its acquisition on November 1, 2000. All material intercompany transactions have been eliminated.

   The information shown in the consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period.


NOTE 3.  INVENTORIES:

   Consolidated inventories are comprised of:
                                             June 30,  September 30,
                                               2001         2000

      Finished goods                       $ 1,805,837    $1,811,356
      Work in process                          508,539        21,329
      Raw materials                            324,583       213,791

                                            $2,638,959    $2,046,476

NOTE 4.  LONG-TERM DEBT:

   At June 30, 2001 Long-term debt consisted of the following:


                                                        LONG-TERM   CURRENT

   Note payable, Fleet National Bank, due in monthly
    installments of approximately $17,000 plus interest at the bank's prime rate plus 0.50% through
    October, 2005.                                          -  $   $866,666

   Revolving line of credit, Fleet National Bank, bearing
    interest at the bank's prime rate plus 0.25%,
    due in February 2003.                                   -     1,100,000

   Note payable, National Australia Bank, due in
    quarterly installments of approximately A$71,000
    ($36,000) including interest at 8.85% through
    November 2005 (Denominated in AUD).                  451,599    108,794

   Revolving line of credit, National Australia Bank,
    current rate of 6.5%, through October 2005.
    Commencing November 1, 2005 quarterly payments
    of principal plus interest in amounts sufficient
    to amortize the then outstanding balance by
    October 31, 2010.  Interest may not exceed 9.55%
    for the life of the loan.
    (Denominated in AUD).                                918,000       -

   Capital lease obligations for machinery and
     automobiles.  (Denominated in AUD).                  37,420     24,997

                                                     $ 1,407,019 $2,100,457


   All of the above bank debt is secured by substantially all assets of the Company. The Company is not in compliance with certain financial covenants of its loans with Fleet National Bank, and accordingly the Company has reclassified this debt as current. The bank is aware of this non-compliance and has taken no action at this time.

   During the period ended June 30, 2001, in a non-cash transaction, the Company acquired fixed assets under a capital lease totaling A$83,000 ($42,000).

NOTE 5.  INCOME TAXES:

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:


                                             June 30,   September 30,
                                               2001           2000
   Deferred tax asset
     Deferred compensation                $  207,000      $  207,000
     Capital loss carry-forward              167,700         167,700
     Inventory valuation                     128,000          51,200
     Accrued salaries and long service leave 108,500           7,500
     Bad debts                                 8,100           8,100
     Loss on foreign currency                 18,000          18,000

                                             637,300         459,500

     Depreciation                             58,800         102,800

                                          $  578,500      $  356,700

   Less valuation allowance                 (167,700)       (167,700)

                                          $  410,800      $  189,000

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

                                         Nine Months ended June 30,2001
                                        (Loss)     Common Shares    EPS
Basic EPS:
   Income (loss) available to common
      shareholders                     $(349,889)    2,154,410   $(0.16)

                                        Three Months ended June 30,2001
                                         (Loss)     Common Shares    EPS
Basic EPS:
   Income (loss) available to common
      shareholders                     $(296,889)    2,160,684   $(0.14)

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

NOTE 8.  ACQUIRED BUSINESS:

On November 1, 2000, the Company acquired substantially all of the assets of Mack Valves Pty. Ltd. (Mack) of Melbourne, Australia for a purchase price of $3,614,900. The acquisition was financed through secured credit facilities furnished by Fleet National Bank and National Australia Bank Limited, totaling approximately $3,668,100. The Company acquired net assets valued at $1,359,500. The excess of purchase price plus transaction costs over the fair value of the assets acquired (Goodwill) was approximately $2,772,600 and is being amortized on a straight-line basis over 30 years. In addition, contingent consideration of approximately A$800,000 ($420,000) in cash and A$423,000 ($222,000) in non-qualified stock options will be required if Mack achieves various sales levels during the forthcoming five years. Such payments, if any, will be added to Goodwill.



Note 9.   FOREIGN CURRENCY TRANSACTION:

In connection with the transaction described in Note 8, the company entered into a foreign currency exchange contract to acquire A$4,000,000, to fix the amount of its future investment in US dollars. Losses resulting from currency fluctuations approximated $75,000 (pre-tax) during the nine months ended June 30, 2001, all of which were incurred during the first three months of the year, and were attributable to the decline in the value of the Australian dollar in relation to the U.S. dollar. All losses associated with this contract have been recognized in current earnings.



NOTE 10.  SEGMENT INFORMATION:

The company conducts operations through business segments established along geographic lines: Western Hemisphere, which is represented by Goddard Valve, and Asia/Pacific, represented by Mack. Certain expenses that are related to corporate activities, and unrelated to business segment activities, are separately stated. Summarized segment financial information for the nine months ended June 30, 2001 is as follows:

                                      Western
                         Corporate   Hemisphere   Asia/Pacific        Total
                                                  (five months)
  Sales to external
    Customers                   -    $2,821,000    $2,567,000    $5,388,000

  Operating profit(loss)  $(156,000)   (387,000)      192,000      (351,000)

  Long-lived assets             -     1,226,000       584,000     1,810,000


  Total assets             $543,000  $5,017,000    $4,280,000    $9,840,000


For the nine months ended July 1, 2000 the company conducted its operations through only one segment.
                                        -12-




PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS


COMPANY STRATEGY AND EXPANSION PLANS
Two years ago, the Company's Board of Directors approved a strategic growth plan that focuses the Company's resources on its strengths in valve technology and manufacturing, particularly in cryogenic valves. That plan calls for investment in product lines and businesses which would expand the Company's position in cryogenic and industrial valve markets throughout the world, and disposition of all non-manufacturing assets.

As the first step in this process, the Company sold its plumbing supplies distribution business (Webstone Company, Inc.). At the same time, the Company began to actively seek acquisition candidates that fit its new strategy. The first step was completed on November 1, 2000 with the acquisition of substantially all the assets of Mack Valves Pty Ltd (Mack) of Melbourne, Australia, for a price of approximately $3,614,900. In its last full year of operations prior to the acquisition, the revenues of Mack were approximately $4,407,000. (Details of the transaction can be found in Note 8 to the financial statements.)

As the next step in the expansion process, in May of this year the Company established a branch office in Oxford, England. The mission of this branch is to seek out, acquire, and manage a European base of operations and establish sales channels for Goddard Valve Corporation's cryogenic products and Mack's water and industrial products in Europe. The Company believes that it now has the foundation for global expansion, with representation in each of the three major markets of the world - Western Hemisphere, Asia/Pacific, and Europe and the Middle East. It expects to continue the expansion through a combination of acquisitions and internal development, although there is no guaranty that it will be able to carry out the expansion as planned.

Consolidated results for the nine months reported herein include only eight months of Mack's performance, whereas the results include a full nine months of Goddard Valve Corporation (Goddard Valve), the Company's US subsidiary. Results for the third quarter of this year include three months of both Mack and Goddard Valve. The results of last year's third quarter and nine months contain only the results of Goddard Valve, since Mack had not yet been acquired.












                                          -13-
RESULTS OF OPERATIONS

Three Months Ended June 30, 2001

Net sales for the third quarter ended June 30, 2001 were $1,998,000 with a net loss of $297,000 or basic loss per share of $.14 compared with net sales of $975,000 and net income of $99,000, or basic earnings per share of $.05 for the same period last year.

The loss in this quarter included a charge against inventory at the Company's Goddard Valve subsidiary of $390,000 or $.18 per share, which was made up of $198,000 of adjustments related to cost of goods and $192,000 of reserves against slow moving inventories. Adjustments to cost of goods were comprised of $60,000 of under-absorbed overhead and $138,000 increased costs of materials and labor. Management is making a concerted effort to improve its internal reporting systems and reporting accuracy. As a result of a careful examination of existing quantities of material against usage rate, the Company established a reserve of $192,000 for slow moving inventories. Based upon currently available information, the reserve is management's best estimate of that part of the inventory which is unlikely to turn over in the foreseeable future.


Consolidated new orders received in the three months ended June 30, 2001 were 92% higher than for the same period last year. This increase was the result of an increase of new orders at Goddard Valve of 2% over last year with the remainder resulting from the addition of new orders at Mack.
The above increase at Goddard Valve is the third consecutive quarter in which its new orders have improved over the previous quarter; new orders in the third quarter increased 7% over the second quarter of this fiscal year, 34% over the first quarter of this fiscal year, and 47% over the fourth quarter of the last fiscal year.


At June 30, 2001 the backlog of orders was 118% higher than at the end of last year's third quarter, reflecting the addition of Mack's backlog as well as an 18% improvement in the backlog at Goddard Valve.


For the third quarter, Income from Operations went from a $104,000 profit last year to a loss of $430,000 this year. The difference of $534,000 is the net effect of a positive contribution from Mack of $4,000 after goodwill amortization of $15,000, a year to year decline at Goddard Valve of $464,000, and corporate expenses of $78,000. The substantial Goddard Valve differential was made up principally of the previously mentioned $390,000 cost of goods issues, and $76,000 of higher sales and R & D costs.

Consolidated Other Expense for the quarter was $63,000 compared with Other Income of $65,000 during the same period last year. The resulting year to year change of $128,000 was principally the result of $71,000 of higher interest expense principally associated with loans incurred for the acquisition of Mack, $32,000 lower interest income and $33,000 of income received last year under a management agreement with another company which was no longer in effect this year.

Nine Months Ended June 30, 2001

Net sales for the nine months ended June 30, 2001 were $5,388,000 with a net loss of $350,000 or basic loss per share of $.16 compared with net sales of $2,962,000 and net income of $281,000, or basic earnings per share of $.13 for the same period last year.

The loss in the first nine months of this fiscal year includes the $390,000 charge against inventory at the Company's Goddard Valve subsidiary described above.

Consolidated new orders received in the nine months ended June 30, 2001 were 72% higher than for the same period last year. This increase was the result of the addition of new orders at Mack, partially offset by a decrease in new orders at Goddard Valve of 7% from last year's nine month period.


For the nine months, Income from Operations went from a $288,000 profit to a loss of $351,000. The difference of $639,000 is the net effect of a positive contribution from Mack of $192,000 after goodwill amortization of $52,000, reduced by the year to year decline at Goddard Valve of $675,000, and combined corporate and Goddard - Europe expenses of $156,000. The substantial Goddard Valve differential was made up principally of the $390,000 cost of goods issues, $145,000 of higher sales and R & D costs and the remainder due to lower nine months revenues.

Consolidated Other Expense for the nine months was $228,000 compared with Other Income of $189,000 during the same period last year. The resulting year to year change of $417,000 was principally the result of $203,000 of higher interest expense principally associated with loans incurred for the acquisition of Mack, $53,000 lower interest income, $97,000 of income received last year under a management agreement with another company which was no longer in effect this year, and a $74,000 loss on a foreign exchange contract which was entered into to protect the US dollar value of the Mack acquisition.



LIQUIDITY AND CAPITAL RESOURCES

The acquisition of Mack was financed through secured credit facilities amounting to approximately $3,668,100 furnished by Fleet National Bank and National Australia Bank Limited. At June 30, 2001, long term debt equaled $1,407,000. At June 30, 2001, the Company had cash and cash equivalents of $847,000 and Working capital of $2,165,000. At June 30, 2001, the $1,767,000 long term debt held by Fleet National has been reclassified as current debt as a result of the Company not being in compliance with covenants associated with that debt. The bank is aware of this non-compliance and has taken no action at this time.

Management believes that as long as the Fleet facilities remain available, cash and cash equivalents from operations will be sufficient to handle the normal working capital and debt service requirements of the current business on both a short-term and a long-term basis. Inasmuch as the Company's strategic plans include expansion through acquisition, Management expects that it will be required to obtain additional funds through debt or equity financing. The Company's failure to raise sufficient additional funds could materially inhibit its plans for expansion through acquisitions. In addition, if the Fleet facilities cease to be available, this will have a material adverse effect on the Company's financial resources, and the Company would have to seek alternate financing. There is no guarantee that the Company would succeed either in replacing the Fleet facilities or in obtaining additional financing for expansion under terms acceptable to the Company, or at all.


FORWARD LOOKING INFORMATION

Information in this report may contain certain forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that address such matters as new product introductions and projected future sales. These statements can be identified by the use of forward looking terminology such as "expect", "anticipate", "believe", "intend", "estimate", "is a promising sign", or other comparable terminology, and include statements about the Company's strategic growth plan, intentions to grow both through acquisitions and internal development, inventory reserve levels, and future financing plans. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements.

Some of the principal factors that could affect the Company's future operations include the loss of or decline in level of orders from major customers, delays in introducing new products, difficulties in obtaining financing, the failure to adequately integrate the operations of new acquisitions, the failure of the market to accept new products, changes in general economic conditions and conditions in major customer industries such as the industrial gas business.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)     Statement Re:  Computation of Per
                     Share Earnings.  The information
                     set forth in Note 7 to the
                     Financial Statements found in PART
                     I hereof is hereby incorporated.


     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of August 17, 2001

                         GODDARD INDUSTRIES, INC.

                         By:/s/Salvatore J. Vinciguerra
                            -----------------------------------
                             Salvatore J. Vinciguerra
                            	President,
                            	Chief Executive Officer and
                        	Chief Financial Officer