Form 10KSB
period 2001-09-29
GODDARD INDUSTRIES INC
filed 2001-12-26
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-KSB

Filed Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 29, 2001
                              or
[  ] Transition Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period from        to

                         Commission File Number 0-2052

                            GODDARD INDUSTRIES, INC.

        (Name of Small Business Issuer as Specified in Its Charter)


              Massachusetts                           04-2268165

     (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X]

The registrant's net revenues for its most recent fiscal year are $7,428,520.

The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at December 19, 2001 was approximately $1,080,342, based on the mean of the high and low sale prices on that date as reported by the OTC Bulletin Board.

As  of  December 19, 2001, there were outstanding  2,160,684 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.


Transitional Small Business Disclosure Format:

    Yes             No     X


















                                     -2-



                        PART I

ITEM 1.   Business.

     General.

Goddard Industries, Inc. (which together with its wholly owned subsidiaries is hereinafter referred to as the "Company") is engaged primarily in the design, manufacture, sale, and distribution of valves for industrial and commercial use. The Company is a Massachusetts corporation organized in 1959. Its executive offices are located at 705 Plantation Street, Worcester, Massachusetts 01605.

Products are designed, manufactured, and sold by the Company's growing global network which currently includes Goddard Valve Corporation of Worcester, Massachusetts; Mack Valves Pty Ltd of Melbourne, Australia, with branch offices throughout Australia as well as in Kuala Lumpur, Malaysia; and Goddard Industries Europe, located in Oxford, England. Products are also marketed through sales representatives and distributors where the Company does not have direct coverage.

Goddard Valve Corporation (Goddard Valve) designs, manufactures and sells cryogenic gate, globe and check valves and control devices required for the handling of liquefied oxygen, nitrogen, liquefied natural gas, and other liquefied gases. Additionally, Goddard Valve has developed a manifold system to allow addition of controls to a cryogenic tank as a single unit. The principal markets for Goddard Valve's cryogenic products historically have been industrial gas producers and manufacturers of cryogenic tanks and transport trailers. In more recent years, markets for special cryogenic valves have developed for use on tanks required by the semi-conductor manufacturing and medical technology industries. Goddard Valve distributes its cryogenic valves directly in the United States, through Mack Valves in Australia and Southeast Asia, and through independent sales representatives in the other places in the world where the Company does business.


Mack Valves Pty Ltd (Mack Valves) is located in Melbourne, Australia, and has sales offices in Queensland, New South Wales, Western Australia, South Australia, Kuala Lumpur, Malaysia, and sales representatives throughout Asia. Mack Valves produces a range of cryogenic valves, a range of safety and relief valves and a range of water, steam, fire service, and industrial valves. The Mack Valves Automatic Control Valve and supporting valve products are used extensively in clean water, fire prevention, mining and other industrial applications. The cryogenic valve line produced at Mack Valves, which consists of bronze ball, globe, safety, relief, and diverter valves, is largely complementary to that of Goddard Valve. The Company believes that Mack Valves has a leading share of the Australian market for its full range of products and a significant position in Southeast Asia. Mack Valves was acquired by the Company on November 1, 2000. See Note 1 to the consolidated financial statements for further information on the acquisition of Mack Valves.

The Company formed Goddard Industries Europe (Goddard Europe), a branch of Goddard Industries, Inc., located in Oxford, England, in May, 2001. The Company established Goddard Europe to service existing cryogenic European customers, to identify and help acquire strategically compatible companies and to establish a base of operations into the European market for all of the Company's products.
                                     -3-

Since valves are components of pressure containment systems, they require certification and approval of various national or regional standard-setting authorities. Thus, the Company's valves may need to be designed for service under the specifications of various jurisdictions. All of the valves manufactured by Goddard Valve meet ASME (USA) standards and are CSA (Canada) approved. In addition, Goddard Valve's bronze globe valves have obtained certification to use the CE-Mark (Europe) designation, and the Company is also currently seeking certification to use the CE-Mark designation for several of its products including its stainless steel valves and bronze gate and swing check valves. Mack Valves' products meet Australian standards and are in the process of being submitted for ASME approval, CSA approval, and CE-Mark certification.

Three years ago, the Company's Board of Directors approved a strategic growth plan that focuses the Company's resources on its strengths in valve technology and manufacturing, particularly in cryogenic valves. That plan calls for investment in product lines and businesses which would expand the Company's position in cryogenic and industrial valve markets throughout the world, and disposition of all non-manufacturing assets.

This plan has resulted in the disposition of the Company's plumbing supplies division (Webstone, Inc.) in 1999, the acquisition of Mack Valves in November of 2000, and the creation of Goddard Industries Europe in May of 2001. In December of 2001, the Company formed Goddard Cryogenics, a division of Goddard Industries, Inc., to focus management's attention on the development of cryogenic valve resources worldwide.


     Sources of Supply.

Raw materials for Goddard Valve and Mack Valves consist of stainless steel, aluminum, bronze and cast iron castings and bar stock, which are available from a variety of regular and competitive suppliers. The Company does not anticipate difficulty in obtaining sufficient raw materials for that business.


     Dependence upon Principal Customers.

During fiscal 2001, the Company had two customers with significant sales as a percentage of the Company's total sales. Since these two customers are Goddard Valve customers, their percentage of consolidated sales decreased for fiscal year 2001 versus fiscal year 2000 as a result of the addition of Mack Valves sales (which did not figure in the Company's fiscal year 2000 sales figures). In fiscal year 2000, these customers accounted for 20% and 24% of the Company's total sales, respectively. In fiscal year 2001, however, these customers accounted for: (1) 9% and 6%, respectively, of the Company's total sales; and
(2) 18% and 12%, respectively, of Goddard Valve's sales.

The addition of Mack Valves' sales has reduced the Company's dependence on individual customers, as does the fact that the Company now has long term contracts as a preferred supplier with three major industrial gas companies, whereas in the past, only one such contract was in place. However, any loss or significant decrease in business from its principal customers could have an adverse effect on the business of the Company.

                                     -4-


     Backlog.

The dollar amount of the Company's backlog of orders believed to be firm at September 29, 2001 was $648,000, up 96.8% over the prior year. All of the increase was due to the addition of backlog of orders from Mack Valves, with Goddard Valve's backlog remaining essentially the same.

No part of the backlog is seasonal. Backlog varies according to business conditions within the industry, and all backlog is expected to be shipped within the current fiscal year.


     Competition.

All aspects of the Company's business are highly competitive. The Company believes there are between six and eight principal competitors in the global cryogenic valve business. Goddard Valve competes on the basis of product performance, dependability, and price. In the last few years, foreign competitors have been more aggressive in pursuing business in the United States. The Company believes that Goddard Valve's competitive position within that industry is strong, although there can be no assurance that that situation will continue.

There are many competitors for water and industrial valves, throughout the world.


     Research and Development.

During fiscal year 2001, the Company spent approximately $ 349,000 or 4.7% of sales, of which Goddard Valve spent $298,000, or 7.7% of its sales, and had eight of its employees working full or part time on all engineering projects, including Company-sponsored research and development of cryogenic valves. These R & D expenditures were made on new products and refreshment of existing products. Management believes that continued expenditure on R & D is vital to the Company's future and has elected to continue R & D projects despite recent years' decline in revenues. During fiscal year 2000, the Company spent $296,000, or 7.8% of its sales, for research and development.

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


     Employees.

As of December 19, 2001, the Company had a total of 104 employees, all of whom were full time or permanent part time employees of the Company.

                                     -5-

ITEM 2.   Properties.

The Company's executive offices and the business of Goddard Valve are located at 705 Plantation Street, Worcester, Massachusetts in a one-story building owned by Goddard Valve on a main thoroughfare. The building has approximately 37,000 square feet comprised of a 27,000 square foot masonry structure erected in 1961 and a 10,000 square foot steel structure added in 1997. During FY2001, the Company leased approximately 15,000 square feet of this building to Webstone Company, Inc., pursuant to a lease with terms that were negotiated on an arms-length basis. The parties terminated this lease on November 5, 2001 and the Company is currently seeking another tenant for this space.

The Company leases approximately 53,000 square feet of space in Melbourne, Australia, to house the headquarters and manufacturing facilities of Mack Valves. The facilities are leased from Mack Valves' present Managing Director, the former owner of Mack Valves from whom the business was acquired. The term of the lease is through October 30, 2005, with an option to renew for an additional five years. In addition, Mack Valves has various leases for its sales offices.

The Company also leases a small office in Oxford, England, the site of Goddard Europe, as a tenant-at-will.

The Company believes that its facilities are adequate to meet its needs for the
foreseeable future.   The Company also believes that its existing facilities and equipment are well maintained and in good operating condition.


ITEM 3.   Legal Proceedings.

In 1995 the Massachusetts Department of Environmental Protection ("DEP") designated the Company's facility at 705 Plantation Street, Worcester, Massachusetts, as a Tier 1C Site under the Massachusetts Contingency Plan as a result of a prior release of hazardous materials on the site. The Company was required to conduct response actions required under the Massachusetts Contingency Plan. These actions culminated in the filing of a Class C Response Action Outcome Statement with the DEP in September 1998. Based upon the information presently available, no further corrective response actions are required; however, the Company must continue to monitor the site and file reports of the monitoring results with the DEP.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

At a Special Meeting of Stockholders held on October 31, 2001, the stockholders of the Company approved resolutions to amend the Company's Restated Articles of Organization to: (1) increase the number of shares of the Company's authorized common stock from 3,000,000 to 12,000,000 (the "Common Stock Resolution"); and
(2) authorize 3,000,000 shares of a new class of preferred stock as yet undesignated as to series (the "Preferred Stock Resolution"). With regard to the Common Stock Resolution, holders of 1,846,223 shares of the Company's common stock voted for the resolution while holders of 49,908 shares of common stock voted against the resolution and holders of 9,015 shares of common stock abstained from the vote. Concerning the Preferred Stock Resolution, holders of 1,492,095 shares of the Company's common stock voted for the resolution while holders of 86,485 shares of common stock voted against the resolution and holders of 11,065 shares of common stock abstained from the vote.
                                     -6-


                            PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board. As of December 19, 2001, there were approximately 546 holders of the Company's Common Stock. The quarterly high and low bid prices of the Company's Common Stock for the two fiscal years ending September 29, 2001 and September 30, 2000 are set forth below. Prices are based upon quotations from the OTC Bulletin Board.


                    FISCAL 2001 BID PRICES


                             High       Low

Quarter Ending 12/30/00     $1.5625    $.875
                3/31/01     $1.3125    $.75
                6/30/01     $1.02      $.52
                9/29/01     $1.05      $.75


                    FISCAL 2000 BID PRICES

                            High       Low

Quarter Ending  1/1/00      $1.875      $1.375
                4/1/00      $2.375      $1.438
                7/1/00      $2.50       $1.438
               9/30/00      $1.938      $1.125


The preceding bid prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The Company has paid stock dividends from time to time in the past and paid a single cash dividend of $.03/share in February, 1998.


ITEM 6.   Management's Discussion and Analysis or Plan of Operation.


Results of Operations - 2001 Compared to 2000

Net sales for the fiscal year ended September 29, 2001 were $7,429,000 with a net loss of $469,000, or $0.22 per share, compared with net sales of $3,813,000 and net income of $161,000, or $.07 per share, for the prior year. The nearly doubling of sales was primarily the result of additional sales from Mack Valves, which was acquired on November 1, 2000. Goddard Valve sales increased by 1.3% over last year. Only eleven months of Mack Valves sales are included in the results of FY2001.

The operating loss in FY2001 was $490,000 versus operating income of $114,000 in FY2000, for a $604,000 difference. Fully $620,000 of the difference can be attributed to Goddard Valve, where tightening of product margins and increased reserves against slow moving inventories reduced gross margins substantially. The operating income of $212,000 at Mack Valves was offset by increases in expenses of $196,000 associated with the building of our global infrastructure at the corporate level and the opening of the Goddard Industries Europe office. The Mack Valves performance includes charges of $71,000 for goodwill amortization associated with its acquisition.

More than 25% of the $620,000 operating income difference at Goddard Valve is attributable to an increase of $168,000 in reserves for slow moving inventory. The remainder of the difference was principally the result of lower margins as costs at Goddard Valve rose under the impact of lower volume levels in the first three quarters, and as material and labor costs increased throughout the year. In addition, aggressive prices of recently won contracts have not yet been matched by planned lower costs, resulting in lower margins. These margins are expected to improve as our comprehensive plan to lower Goddard Valve's cost of goods takes effect. This plan involves sourcing components from lower cost sources, without compromising quality or delivery performance. These lower costs are expected to begin to have an impact during the latter half of FY2002.

In addition to these measures, further steps were taken at the beginning of October 2001 to reduce expenses at Goddard Valve and at our principal corporate office in Worcester, MA. These included the reduction of five personnel (about 15% of the workforce at Goddard Valve), a reduction of 10% of all senior Goddard Valve and corporate management salaries, a freeze on wages of all non-management personnel, and other selected expense reductions.

The combination of the product cost and expense reductions is intended to restore Goddard Valve to its former levels of profitability.

Other Expense for FY2001 was $254,000, compared with Other Income of $144,000 during FY2000. The resulting year to year change of $398,000 was principally the result of $266,000 of higher interest expense associated with loans incurred for the acquisition of Mack Valves, $33,000 greater loss on foreign exchange, and $97,000 of income received last year under a management agreement with another company which was no longer in effect this year.

Orders received during FY2001 were 85% higher than last year, the net result of adding eleven months of orders received at Mack Valves, offset by a slight decline of 2.9% at Goddard Valve. Orders received by Goddard Valve increased quarter-to-quarter in each of the first three quarters of FY2001, and although the fourth quarter declined from the third quarter, it was 10.8% above the same period of FY2000. The events of September 11, 2001 had a negative impact on the level of incoming orders at Goddard Valve, as the industrial gas industry followed other sectors of the economy in a slowdown in the fourth quarter of FY2001. Management believes that orders remained above last year's level in the fourth quarter despite the slowdown because of three long-term preferred supplier contracts with major industrial gas customers, that enabled the Company to improve its overall market share.

Results of Operations - 2000 Compared to 1999

Net sales from continuing operations for the fiscal year ended September 30, 2000 were $3,813,000 with net income from continuing operations of $161,000 or $.07 per share. Net sales from continuing operations for the fiscal year ended October 2, 1999 were $4,976,000, with net income from continuing operations of $463,000 or $.21 per share. There were no discontinued operations or extraordinary items in fiscal year 2000; however, for the fiscal year ended October 2, 1999, net income from discontinued operations was $30,000 or $.01 per share and the sale of Webstone Company, Inc. ("Webstone") resulted in a book loss of $419,000, or $.19 per share. As a result, the consolidated net income for the fiscal year 2000 was $161,000 or $.07 per share compared with $74,000 or $.03 per share for the prior year. Results for the year ended September 30, 2000 include a net loss of $26,000 ($44,400 pretax), or $.02 per share from a foreign currency contract entered into by the Company in September 2000 in connection with its anticipated November 1, 2000 purchase of the assets of Mack Valves Pty Ltd as described in Note 14 of the consolidated statements.

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



LIQUIDITY AND CAPITAL RESOURCES

The acquisition of Mack Valves was financed through secured credit facilities amounting to approximately $3,668,100 furnished by Fleet National Bank and National Australia Bank Limited. At September 29, 2001, long term debt equaled $3,374,000, of which $1,717,000 held by Fleet National has been classified as current as a result of the Company not being in compliance with covenants associated with that debt. Cash and cash equivalents totalled $816,000 and working capital was $1,880,000, The bank is aware of the non-compliance and has taken no action at this time.

The Company incurred additional debt, and therefore increased interest costs, as a result of its acquisition of Mack Valves. These costs could have an effect on the Company's liquidity and capital resources.

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

The Company's failure to raise sufficient additional funds could materially inhibit its plans for expansion through acquisitions. In addition, if the Fleet facilities cease to be available, this will have a material adverse effect on the Company's financial resources. There is no guarantee that the Company would succeed either in replacing the Fleet facilities or obtaining additional financing for expansion under terms acceptable to the Company. Furthermore, in December 2001, the Company initiated an offering of common stock and warrants to purchase common stock on a private placement basis in order to raise additional equity capital to fund its acquisition strategy and working capital needs. The securities offered in the private placement have not been and will not be registered under the Securities Act of 1933, as amended (Securities Act), and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. If completed, the private placement could be dilutive to existing stockholders of the Company on a book value basis. There is no guarantee that the Company will be successful in completing the private placement.


FORWARD LOOKING INFORMATION

Information in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based largely on the Company's current expectations and projections about future events and financial trends affecting the financial condition of the business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including, among other things, general economic and business conditions, both nationally, internationally and in the Company's markets; the Company's expectations and estimates concerning the Company's future financial performance, financing plans and the effect of competition; capital expenditures by competitors; market acceptance of new products; the development of new competitive technologies; the ability to satisfy demand for the Company's products; the availability of key components for the Company's products; the availability of qualified personnel; future acquisitions; international, national, regional and local economic and political changes; and trends affecting the cryogenic valve industry, the Company's financial conditions or results of operations.

In addition, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, the Company's business or the Company's management, are intended to identify forward-looking statements. Given the uncertainties that attach to the Company's forward-looking statements, undue reliance should not be placed on them. The Company's actual results could differ materially from those anticipated in its forward-looking statements.

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



                           PART III

ITEM 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information required by this Item 9 is hereby incorporated by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.



ITEM 10.      Executive Compensation.

Information required by this Item 10 is hereby incorporated by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.



ITEM 11.      Security Ownership of Certain Beneficial Owners and
              Management.

Information required by this Item 11 is hereby incorporated by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.



ITEM 12.      Certain Relationships and Related Transactions.

Information required by this Item 12 is hereby incorporated by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.      Exhibits and Reports on Form 8-K.

(a)(1)         Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull &
               Bitsoli, P.C. dated November 9, 2001. (See page 17 hereof.)

          2.   Consolidated Balance Sheets as of September 29,
               2001 and September 30, 2000. (See page 18 and 19 hereof.)

          3. Consolidated Statements of Operations for the fifty-two weeks ended September 29, 2001, September 30, 2000, and October 2, 1999. (See page 20 hereof.)

          4. Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended September 29, 2001, September 30, 2000, and October 2, 1999.
               (See page 21 hereof.)

          5. Consolidated Statements of Cash Flow for the fifty-two weeks ended September 29,
               2001, September 30, 2000, and October 2, 1999.
              (See pages 22 and 23 hereof.)

          6.   Notes to the Consolidated Financial
               Statements.  (See pages 24-39 hereof.)



(a)(2)    Exhibits.

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

          (a) Form of Sale of Business Agreement. (Filed as Exhibit 1 to the Company's Form 8-K filed on November 15, 2000.)*

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

          (a)(5)    Articles of Amendment to Restated Articles of
               Organization dated December 18, 2001. (Filed herewith.)

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

          (c)  Employment Agreement between the Company and
               Salvatore J. Vinciguerra dated October 19,

               1998. (Filed as Exhibit 10(h) to the Company's
               Form 10-KSB for the fiscal year ended October
               3, 1998.)*

          (d) 1998 Equity Incentive Plan. (Filed as Exhibit 10(i) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*


     (11) Statement Re Computation of Per Share Earnings.
          The Statement Re Computation of Per Share Earnings is set forth in Note 15 to the Company's
          Consolidated Financial Statements.

     (21) Subsidiaries of the Registrant.  (Filed herewith.)


*Not filed herewith. In accordance with Rule 12b-23 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Commission.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GODDARD INDUSTRIES, INC.


Dated:  December 21, 2001     By:   /s/Salvatore J. Vinciguerra
                                    Salvatore J. Vinciguerra
                                    President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                     TITLE                       DATE

/s/Salvatore J. Vinciguerra
Salvatore J. Vinciguerra  	Principal Executive Officer	December 21, 2001

/s/Kenneth Heyman
Kenneth Heyman             	Principal Financial and		December 21, 2001
				        Accounting Officer

/s/Saul I. Reck
Saul I. Reck               	 Chairman of the Board		December 21, 2001
					    of Directors
/s/Jacky Knopp, Jr.
Jacky Knopp, Jr.      			Director			December 20, 2001

/s/Robert E. Humphreys
Robert E. Humphreys      		Director			December 21, 2001

/s/Lyle E. Wimmergren
Lyle E. Wimmergren     			Director			December 21, 2001

           GODDARD INDUSTRIES, INC. AND SUBSIDIARIES


               CONSOLIDATED FINANCIAL STATEMENTS


            SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                 Independent Auditors' Report


The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries
Worcester, Massachusetts


We have audited the consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of September 29, 2001 and September 30, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Mack Valves Pty Ltd., a wholly owned subsidiary, whose financial statements reflect approximately 42 percent of the consolidated assets at September 29, 2001 and approximately 48 percent of consolidated revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Mack Valves Pty Ltd., is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goddard Industries, Inc. and Subsidiaries as of September 29, 2001 and September 30, 2000 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States of America.


GREENBERG, ROSENBLATT, KULL & BITSOLI, P.C.


Worcester, Massachusetts
November 9, 2001

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                   ASSETS                           2001             2000
Current assets:
   Cash and cash equivalents              	  $815,704		$1,630,711
   Accounts receivable (less allowance
     For doubtful accounts of
     $54,100 in 2001 and $20,300 in 2000) 	 1,198,049		   466,076
   Inventories                            	 2,645,007		 2,046,476
   Refundable income taxes                	   222,672		    91,763
   Prepaid expenses                       	   166,085		    46,920
   Deferred income taxes                  	   283,943		   116,000

     Total current assets                 	 5,331,460 		 4,397,946

Property, plant and equipment             	 1,732,675		 1,352,386

Other assets:
   Deferred charges                       	    83,084		   150,761
   Deferred income taxes                  	   245,864		    73,000
   Investment                             	   250,000		   250,000
   Financing                              	    52,101			-
   Goodwill                               	 2,239,917			-

     Total other assets                   	 2,870,966		   473,761

Total assets                              	$9,935,101		$6,224,093

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of
    long term debt obligations            	$2,040,771		   $44,572
   Accounts payable                       	   727,511		   150,040
   Accrued expenses                       	   505,119		   273,819
   Income taxes payable	    				    99,753			-
   Deferred compensation                  	    77,976		    71,280

     Total current liabilities            	 3,451,130		   539,711

Long term debt                            	 1,332,937		      -

Deferred compensation                     	   439,863		   446,290

Shareholders' equity:
   Common stock - par value $.01 per share
     authorized 3,000,000 shares, issued
     and outstanding 2,160,684 shares
     in 2001 and 2,142,271 shares
     in 2000                              	    21,607		    21,423
   Additional paid-in capital             	   498,487		   488,398
   Accumulated other comprehensive income		   -67,971			-
   Retained earnings                      	 4,259,048		 4,728,271

     Total shareholders' equity           	 4,711,171		 5,238,092

Total liabilities and Shareholders' equity	$9,935,101		$6,224,093


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000,
                           AND OCTOBER 2, 1999
						    2001	    2000	    1999
Sales                             	$7,428,520	$3,812,737	$4,976,104

Cost of sales                     	 5,034,249	 2,343,730	 2,936,251

      Gross Profit                	 2,394,271	 1,469,007	 2,039,853

Selling and
      Administrative expenses     	 2,883,950	 1,355,128	 1,313,644

Operating profit (loss)           	  -489,679	   113,879	   726,209

Other income (expense):
    Interest expense              	  -305,590	   -46,959	   -56,464
    Other income                  	   129,133	   235,303	   102,432
    Foreign exchange               	   -77,407	   -44,400	      -

   Total other income (expense)   	  -253,864	   143,944	    45,968

Income (loss) from continuing
    operations before
    income taxes                  	  -743,543	   257,823	   772,177

Income taxes:
    Current                       	   -79,320	   107,000	   283,000
    Deferred                      	  -195,000	   -10,000	    26,000

       Total income taxes         	  -274,320	    97,000	   309,000

Income (loss) from continuing
    operations                    	  -469,223	   160,823	   463,177

Discontinued operations:
    Income (loss) from operations,
      net of tax                  		-   	      -   	    30,295
    Loss on disposal, net of tax  		-   	      -   	  -419,177

        Loss from discontinued
          Operations              		-   	      -    	  -388,882

Net income (loss)                 	  -469,223	   $160,823	  $ 74,295

Earnings per share:
    Continuing operations:
          Basic                   	 $  -0.22 	  $   0.08 	  $   0.22
          Diluted                 		-   	  $   0.07 	  $   0.21

    Net Income:
          Basic                   	 $  -0.22 	  $   0.08 	  $   0.03
          Diluted                 		-   	  $   0.07 	  $   0.03
			   The accompanying notes are an integral part
                    of the consolidated financial statements
                                        -20-
                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY
   YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000, AND OCTOBER 2, 1999
                                                             Accum
                           Additional  Compre-             Other Com-
                     Common  paid-in   hensive   Retained  prehensive
                     stock   capital   income    earnings    income     Total
Balance at
 October 3, 1998
 2,129,982 shares   $21,299  $477,923     -     $4,493,153     -     $4,992,375

Net income              -        -        -         74,295     -         74,295

Stock issued under employee
 stock purchase plan
     1,549 shares        16     2,790     -           -        -          2,806

Balance at
 October 2, 1999
 2,131,531 shares    21,315   480,713     -      4,567,448     -      5,069,476

Net income              -        -        -        160,823     -        160,823

Stock options exercised
     8,000 shares        80     3,920     -           -        -          4,000

Stock issued under employee
 stock purchase plan
     2,740 shares        28     3,765     -           -        -          3,793

Balance at
 September 30, 2000
 2,142,271 shares    21,423   488,398     -      4,728,271     -      5,238,092

Net loss                -        -    -469,223    -469,223     -       -469,223

Other comprehensive income:
  Foreign currency
   translation, net
   of taxes of $46,000  -        -     -67,971       -      -67,971     -67,971

Comprehensive income                 $-537,194

Stock options exercised
    15,000 shares      150      8,615       -          -        -         8,765

Stock issued under employee
 stock purchase plan
     3,413 shares        34     1,474       -          -         -        1,508

Balance at
 September 29, 2001
 2,160,684 shares   $21,607  $498,487            $4,259,048$-67,971  $4,711,171
The accompanying notes are an integral part of the consolidated financial statements

              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
            YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000,
                           AND OCTOBER 2, 1999

								2001	    2000  	       1999
Operating activities:
   Net income (loss)                        $-469,223    $160,823     $74,295
   Adjustments to reconcile net income
   to net cash provided by operating
    activities:
     Income (loss) from discontinued
      operations                                 -           -        -30,295
     Loss on disposition of business             -           -        419,177

     Income from continuing operations       -469,223     160,823     463,177
     Gain on disposal of assets                -3,775        -           -
     Depreciation and amortization            402,792     230,951     237,683
     Changes in assets and liabilities:
       Accounts receivable                   -225,082      12,865      48,343
       Inventories                            275,373    -121,969     141,717
       Refundable income taxes               -130,909     -58,055      59,015
       Prepaid expenses                      -112,457       2,630     -27,483
       Accounts payable                       444,999      74,660     -47,001
       Accrued expenses                        -1,385     -17,517     -42,118
       Income taxes payable                   105,178        -           -
       Deferred income taxes                 -207,409     -10,000      26,000
       Deferred compensation                  -27,158     -28,221      -5,209

         Net cash provided by operating
          activities:                          50,944     246,167     854,124

Investing activities:
     Property, plant and equipment
       additions                              -88,225    -150,227    -114,761
     Deferred charges                          67,677    -150,761        -
     Proceeds from sale of assets              16,062        -           -
     Net proceeds from disposition
       of business                               -           -      1,539,324
     Investment in net assets of
       subsidiary net of cash              -4,126,672        -           -
     Investment in former subsidiary             -           -       -474,567

        Net cash provided by (used in)
          investing activities             -4,131,158    -300,988     949,996

Financing activities:
     Proceeds of long-term debt             3,664,500        -           -
     Repayments of long-term debt            -335,241     -95,650    -183,293
     Issuance of common stock                  10,273       7,793       2,806
     Financing fees deferred                  -57,492        -           -

        Net cash provided by (used in)
          financing activities              3,282,040     -87,857    -180,487

Effect of exchange rate on cash               -16,833        -           -

Net increase (decrease) in cash              -815,007    -142,678   1,623,633

Cash and cash equivalents - beginning       1,630,711   1,773,389     149,756
Cash and cash equivalents - ending           $815,704  $1,630,711  $1,773,389



   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year:
  Interest                                $  $299,905     $46,959  $   58,538

  Income taxes                                   -      $ 180,000  $  282,500































                    The accompanying notes are an integral part
                     of the consolidated financial statements

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       SEPTEMBER 29, 2001, SEPTEMBER 30, 2000 AND OCTOBER 2, 1999



NOTE 1.       BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Goddard Industries, Inc. (Industries), its wholly-owned subsidiaries Goddard Valve Corporation (Goddard Valve), Goddard Management Company, Inc. (Management), incorporated on July 29, 1999, and Mack Valves Pty Ltd (Mack Valves), acquired on November 1, 2000, and Goddard Valve's wholly-owned subsidiary, Webstone Company, Inc. (Webstone), which was sold on July 2, 1999, (collectively, Company).

On July 1, 1999, the Board of Directors of Goddard Valve Corporation approved the sale of Webstone Company, Inc. (Webstone), its wholly-owned subsidiary, to Michael E. Reck, President of Webstone since 1996. The sale was consummated on July 2, 1999. The selling price of $1,789,324 was received in the form of $1,389,324 of cash, $250,000 of preferred stock in the Webstone Company, Inc., and a non-interest bearing loan of $150,000 due within 90 days of closing. Webstone's results are reported as a discontinued operation in the consolidated financial statements for the year ended October 2, 1999. See note 17 for the presentation of Webstone's discontinued operations.

On November 1, 2000, the Company acquired substantially all of the assets of Mack Valves Pty Ltd. (Mack Valves) of Melbourne, Australia for a purchase price of $3,615,000. The transaction has been accounted for under the purchase method of accounting. The acquisition was financed through secured credit facilities furnished by Fleet National Bank and National Australia Bank Limited, totaling approximately $3,668,000. The Company acquired net assets valued at $1,360,000. The excess of purchase price plus transaction costs over the fair value of the assets acquired (Goodwill) was approximately $2,309,000 is being amortized on a straight-line basis over 30 years. In addition, contingent consideration of approximately A$800,000 ($396,000) in cash and A$422,500 ($209,000) in non-
qualified stock options, will be required if Mack Valves achieves various sales levels during the forthcoming five years. Such payments, if any, will be added to Goodwill. The results of Mack Valves operations are reported for the period beginning with the date of its acquisition on November 1, 2000.

All material intercompany transactions have been eliminated.

Selected unaudited pro forma combined results of operations for the year ended September 30, 2000, assuming the acquisition of Mack Valves occurred on October 3, 1999, are presented as follows:

                                                               (in thousands
                                                                  except EPS)

Sales                                                             $8,220

Income before taxes                                                  214

Net income                                                           142

Earnings per share                                                  $.07

Pro forma results for the current year are not presented since the acquisition occurred near the beginning of the year (November 1, 2000).


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year:
The Company's fiscal year ends on the Saturday nearest to September 30. The years ended September 29, 2001, September 30, 2000 and October 2, 1999 each contain 52 weeks.


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


Revenue Recognition:
The Company recognizes revenue when goods are shipped from its facilities and title passes.


Foreign Currency Translation:
The assets and liabilities of foreign subsidiaries and branches are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, and revenues and expenses are translated at the average rates for the year. Adjustments resulting from these translations are included in Accumulated other comprehensive income.


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


Derivatives:
Effective October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company generally does not have any derivative instruments and generally does not engage in any hedging activities. Consequently, the adoption of SFAS No. 133 did not have a material impact on the Company.

Recent Accounting Pronouncements:
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized, and that goodwill and intangible assets with indefinite lives be tested at least annually for impairment, rather than being amortized. Upon adoption of SFAS Nos. 141 and 142 the Company will stop amortization of goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company currently has goodwill and other intangible assets on its balance sheet. The Company is required to adopt SFAS Nos. 141, and 142, on September 30, 2001. Management is in the process of evaluating the impact of adopting the above standards.

In October 2001 the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes SFAS No. 121. The Company is required to adopt SFAS No.144 on October 1, 2002. Management is in the process of evaluating the impact of adopting the above standard.

In October 2001 the Financial Accounting Standards Board also issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The Company does not hold any assets affected by this statement and it is not expected to have a material impact on the Company's financial statements


Asset Impairment:
In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived-assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.

Reclassifications:
Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation with no effect on previously reported net income or retained earnings.

NOTE 3.       INVENTORIES

Inventories are comprised of the following:

                                        2001            2000

               Finished goods      $  2,171,206    $  1,811,356
               Work in process          109,169          21,329
               Raw materials            364,632         213,791

                                   $  2,645,007    $  2,046,476


NOTE 4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                              2001             2000

          Land                          $    12,865      $    12,865
          Building and improvements         930,215          927,813
          Machinery, equipment and tools  4,092,744        3,462,252
          Office equipment and fixtures     219,973          166,271

                                          5,255,797        4,569,201
          Accumulated depreciation       (3,523,122)      (3,216,815)

                                        $ 1,732,675      $ 1,352,386

Depreciation expense charged to income was approximately $319,000, $231,000, and $238,000 in 2001, 2000 and 1999, respectively.


NOTE 5.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company's long-term debt consisted of the following:

                                                          2001       2000

Note payable, Fleet National Bank, due in monthly
installments of approximately $17,000 plus interest at the
bank's prime rate plus 0.50% through October 2005
                                                        $816,667       -

Revolving line of credit, Fleet National Bank,
bearing interest at the bank's prime rate plus 0.25%,
due in February 2003.                                  1,100,000       -

Note payable, National Australia Bank, due in
quarterly installments of approximately A$71,000
($35,000) including interest at 8.85% through
November 2005 (Denominated in AUD).                      517,906       -

Revolving line of credit, National Australia Bank,
current rate of 6.64%, through October 2005.  Commencing
November 1, 2005 quarterly payments of principal plus
interest in amounts sufficient to amortize the then
outstanding balance by October 31, 2010.  Interest may
not exceed 9.55% for the life of the loan.
(Denominated in AUD).                                    890,280       -

Capital lease obligations for machinery and
automobiles, at interest rates from 7.6% to 8.1%
(Denominated in AUD).                                     48,855       -

Capital lease obligation, repaid in 2001                    -        44,572


                                                     $ 3,373,708  $  44,572
					Current maturities       2,040,771     44,572

					Non-current maturities $ 1,332,937  $    -




All of the above bank debt is secured by substantially all assets of the Company. The Company is not in compliance with certain financial covenants of its loans with Fleet National Bank, and accordingly, the Company has classified this debt as current. The bank is aware of this non-compliance and has taken no action at this time.

During the year ended September 29, 2001 the Company acquired approximately $83,000 of equipment under capital leases in non-cash transactions.

Future minimum payments under the above capital leases total $58,735 of which $9,880 represents interest (denominated in AUD).

Amortization of assets under capital leases totaling $71,000 in 2001, $56,000 in 2000 and $47,000 in 1999 is included in depreciation expense and accumulated depreciation. The net book value of the assets under capital leases at the end of 2001 and 2000 was approximately $393,000 and $368,000 respectively.

Approximate future principal payments on all of the above debt are as follows:
	2001				$2,040,771
	2002				   124,967
	2003				   132,509
	2004				   145,353
	2005				   202,857
	thereafter			   727,251

					$3,373,708

NOTE 6.       COMMON STOCK OPTIONS

During the year ended September 29, 2001, the company granted qualified options for 75,000 shares under the 1998 Equity Incentive Plan, and non-qualified options for 5,000 shares to each non-employee director (20,000 in total).

During the year ended September 30, 2000, the Company granted qualified options for 361,500 shares, including 90,000 shares to its President, under the 1998 Equity Incentive Plan, and non-qualified options for 5,000 shares to each non-employee director (20,000 in total).

In October 1998, the Company granted qualified options for 200,000 shares to its President under the 1998 Equity Incentive Plan.

The 1998 Equity Incentive Plan provides for the grant of options for a maximum of 600,000 shares. In December 2001 the Board of Directors approved increasing the maximum to 1,000,000 shares, subject to the approval of shareholders.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         2001      2000      1999

              Dividend yield             None      None      None
              Expected volatility       71.32%    77.52%    75.18%
              Risk-free interest rate    4.00%     6.43%     6.43%
              Expected lives           10 years  10 years  10 years

A summary of the status of the Company's outstanding options as of September 29, 2001, September 30, 2000 and October 2, 1999 and the changes during the years ending on those dates are presented below:


                  September 29, 2001  September 30, 2000  October 2, 1999
                        Weighted           Weighted           Weighted
                        average            average            average
                        exercise           exercise           exercise
                   Shares     price    Shares    price    Shares   price

 Outstanding at
  beginning of
     year          658,500   $ 1.61    303,000   $ 1.75   103,000   $ 1.97

   Granted          95,000      .88    381,500     1.51   200,000     1.63
      Exercised    -15,000     0.50     -8,000      .50      -         -
      Expired or
        Cancelled  -90,000      -      -18,000     2.32      -         -


Outstanding at
     end of year   648,500   $ 1.58    658,500   $ 1.61   303,000   $ 1.75

    Options exercisable
     At year-end   319,875             209,500            103,000

    Weighted average
     fair value of
     options granted
     during the year $ .88             $  1.33            $  1.35


The following summarizes information about fixed stock options outstanding at September 29, 2001:

                             Weighted
                             average
                             remaining    Weighted              Weighted
                   Number    contractual average     Number    average
      Exercise  outstanding  life         exercise  exercisable exercise
       price    at 9/29/01   in years     price     at 9/29/01    price

      $1.88      29,000        .50        $ 1.88       29,000    $  1.88
      $2.88      33,000       1.50        $ 2.88       33,000    $  2.88
      $1.63     200,000       7.00        $ 1.63      100,000    $  1.63
      $1.38     141,500       8.25        $ 1.38       62,875    $  1.38
      $2.00      50,000       8.50        $ 2.00       12,500    $  2.00
      $1.75      90,000       8.75        $ 1.75       52,500    $  1.75
      $1.25      10,000       8.75        $ 1.25       10,000    $  1.25
      $ .78      20,000       9.50        $  .78       20,000    $   .78
      $ .91      75,000       9.50        $  .91         -       $   .91

                648,500                               319,875

The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized. Had compensation costs been determined on the basis of FASB Statement 123 in 2001, 2000 and 1999, net income (loss) from continuing operations would have been reduced to ($563,785), $87,016 and $422,617, respectively, which would have decreased basic earnings
(loss) per share by $.04 in 2001, $.04 in 2000 and $.02 in 1999. Diluted earnings per share would have been decreased by $.03 in 2000, $.01 in 1999.




NOTE 7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The investment is carried at cost, which approximates fair value. The carrying value of capital lease obligations approximates fair value since the rates and terms of these instruments are substantially equivalent to those the Company would offer or obtain at the balance sheet date.

NOTE 8.       INCOME TAXES

The following is a reconciliation of income tax expense (benefit) computed at statutory income tax rates to the provision for income taxes:


                                        2001      2000      1999

     Federal income taxes at
       statutory rate              $(252,800)  $87,600 $ 262,500

     State income taxes net of
       federal income tax benefit    (12,800)   16,100    48,400

     Nondeductible expenses           (6,800)   (8,900)      300

     Other                            (1,920)    2,200    (2,200)

     Income taxes                  $(274,320)  $97,000 $ 309,000


The provision for (benefit from) income taxes is summarized as follows:


                                 2001       2000     1999

     Current:
       Federal                $(172,000) $ 79,000   $ 215,000
       State                       -       28,000      68,000
       Foreign                  (92,680)     -           -

                                (79,320)  107,000     283,000

     Deferred:
       Federal                $(123,000)   (8,000)     20,000
       State                    (72,000)   (2,000)      6,000

                               (195,000)  (10,000)     26,000

                              $(274,320) $ 97,000   $ 309,000

During the year ended September 29, 2001 the pre-tax loss of approximately $743,600 consists of $630,000 attributable to the United States and $113,600 attributable to foreign locations.

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets totaling $529,807 in 2001 and $189,000 in 2000 are as follows:

                                                      2001         2000
              Deferred tax assets:
                Deferred compensation            $ 198,000 $    207,000
                Capital loss carryforward          167,700      167,700
                Inventory valuation                142,800       51,200
                Loss on foreign currency contract   46,000       18,000
                Accrued salaries                   100,900        7,500
                Bad debts                           28,300        8,100
                Foreign tax credit carryforward     93,000          -
                Net operating loss carryforward     37,000          -
                Other                                2,307          -


                 Total gross deferred tax assets   816,007      459,500

              Deferred tax liabilities:
                Depreciation                       (88,300)    (102,800)
                Amortization                       (30,200)         -

                                                  (118,500)    (102,800)

                                                   697,507      356,700

              Valuation allowance                 (167,700)    (167,700)

                                                 $ 529,807    $ 189,000

Management has established a valuation allowance in connection with the deferred tax asset related to the capital loss carry forward.

The Company has state net operating loss carryovers totaling approximately $570,000 that can be used to reduce future taxable income. If not utilized by September 30, 2006, these carryovers will expire. In addition the Company has foreign tax credit carryovers totaling approximately $93,000 that can be used to offset future federal taxes on income.


NOTE 9.       COMMITMENTS AND CONTINGENCIES

Operating Leases:
Mack Valves leases its headquarters and manufacturing facilities from its present Managing Director under a five-year operating lease dated November 1, 2000. The lease requires annual payments of $59,352 (A$120,000), and is subject to an annual consumer price index adjustment after the first year. In addition, Mack Valves is under obligation for leases expiring at various dates for its sales office facilities and motor vehicles.

Goddard Industries Europe leases office facilities in Oxford, England as a tenant-at-will.
                                     -33-


During the year ended September 29, 2001, approximately 85,851 was charged to expense in connection with the above leases.

Approximate future minimum lease payments under the above leases are as follows:

	2002			     $ 97,015
	2003				 88,037
	2004				 70,508
	2005				 59,352
	2006				  4,946

				     $319,858


Employment Agreements:
In October 1998, the Board of Directors entered into an employment agreement with the Company's President requiring minimum annual payments of $140,000.

The Company has a non-qualified, unfunded deferred compensation plan for the Chairman of the Board providing for payments, in the form of a joint and survivor annuity, of $60,000 for his life and, upon his death $30,000 to his spouse for her life. The payments will be adjusted annually for increases in the Consumer Price Index (CPI) since 1993 with a lump-sum payment due annually within forty-five days of the fiscal year end. As of September 29, 2001, the deferred compensation liability represents the actuarial present value of this obligation based upon the following assumptions.

        Interest rate                                  7.25%
        Annual increases in the CPI                    3.00%
        Post-retirement mortality   1983 Group Annuity Table


The Company has employment agreements with certain key executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of Directors. Compensation which might be payable under these agreements has not been reflected in the consolidated financial statements of the Company as of September 29, 2001, since a change in control, as defined, has not occurred.


Environmental matters:
In 1998, the Company filed a Class "C" Response Action Outcome (RAO) Statement with the Massachusetts Department of Environmental Protection regarding its facility in Worcester, Massachusetts. The Company has been conducting periodic monitoring as required by the RAO. No further action is required at this time.


NOTE 10.       RESEARCH AND DEVELOPMENT COSTS

Research and development costs charged to operations in 2001, 2000 and 1999 were approximately $349,000, $296,000 and $255,000 respectively.

NOTE 11.      ADVERTISING COSTS

Advertising costs charged to operations in 2001, 2000 and 1999 were approximately $61,000, $29,000 and $8,000, respectively.

NOTE 12.      PROFIT SHARING PLAN

The Company had a profit sharing plan covering substantially all United States employees until xx. Under the plan the Company's profit sharing contribution is determined annually by the Board of Directors.

Incorporated into the plan are the provisions of Section 401(k) of the Internal Revenue Code, which allows employees to contribute to their accounts on a pretax basis. The Company matches employee contributions up to a maximum of 25% of each employee's contribution.

The Company contributed approximately $13,000, $49,000 and $53,000 in 2001, 2000 and 1999, respectively.


NOTE 13.      EMPLOYEE STOCK PURCHASE PLAN

The Company had a qualified employee stock purchase plan covering all United States employees except officers and directors which terminated in 2001. Under the plan, employees participating in the plan were granted options semi-annually to purchase common stock of the Company. The number of full shares available for purchase was a function of the employee's accumulated payroll deductions at the end of each six-month interval. The option price was the lesser of 85% of the fair value of the Company's common stock on the first day of the payment period or 85% of the fair value of the Company's common stock on the last day of the payment period. As of September 29, 2001, September 30, 2000 and October 2, 1999 there were no options outstanding under the plan.


NOTE 14.      FOREIGN CURRENCY TRANSACTION

In connection with the acquisition of Mack Valves described in Note 1, the company entered into a foreign currency exchange contract to acquire A$4,000,000, to fix the amount of its future investment in US dollars. Losses resulting from currency fluctuations approximated $75,200 and $44,400 during the years ending at September 29, 2001 and September 30, 2000, respectively, and were attributable to the decline in the value of the Australian dollar in
relation to the U.S. dollar.   All losses associated with this contract have
been recognized in current earnings. Additional foreign currency losses amounted to approximately $2,000.

NOTE 15      EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share from continuing operations and the effects on income and the weighted average number of shares of dilutive potential common stock.
                                          Year ended September 29, 2001
                                             Net          Common
                                           Income         Shares      EPS
Basic EPS:
 Loss available to common shareholders    $(469,223)   2,155,979   $(0.22)

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


                                            Year ended October 2, 1999
                                           Net          Common
                                          Income        Shares        EPS
Basic EPS:
 Income available to common shareholders  $463,177     2,130,385    $0.22

Dilutive effect of potential common
 stock options                                -           30,733

Diluted EPS:
 Income available to common
  shareholders after assuming
  exercise of dilutive securities         $463,177     2,161,118    $0.21

Per share amounts attributable to discontinued operations and the loss on disposal, net of tax, are as follows:


                                        2001        2000     1999
     Earnings (loss) per share:
        Basic
          Discontinued operations       $  -      $  -      $ 0.01

          Loss on disposal              $  -      $  -      $-0.20

        Diluted
          Discontinued operations       $  -      $  -      $ 0.01

          Loss on disposal              $  -      $  -      $-0.19

Options for 643,500 and 80,000 common shares in 2000 and 1999, respectively, were not included in computing diluted earnings per share because their effects are antidilutive.





NOTE 16      SEGMENT INFORMATION

Goddard Valve sells a majority of its products to a limited number of customers who are predominantly major industrial gas producers, and/or their equipment suppliers. Mack Valves sells its non-cryogenic valves predominantly to water, fire protection and mining industries. Mack Valves had no individual customer whose sales constituted 10% or more of total sales. Sales of Goddard Valve, in thousands of dollars, to individual customers constituting 10% or more of its total sales were approximately as follows:


                                   2001            2000               1999

         Customer A               $695   18%     $ 772    20%       $1,149   23%

         Customer B               $463   12%     $ 929    24%       $  382    8%

The company conducts operations through business segments established along the following geographic lines: Western Hemisphere, which is represented by Goddard Valve, and Asia/Pacific, represented by Mack. Certain expenses that are related to corporate activities, and unrelated to business segment activities, are separately stated. Summarized segment financial information for the year ended September 29, 2001, in thousands of dollars, is as follows:

                        Corporate    Western   Asia/
                         Corporate  Hemisphere Pacific   Total
                                            (11 months)


  Total sales                 -      $3,862    $3,602    $7,464
  Intercompany sales                     11        24        35

  Sales to external
    Customers                 -       3,851     3,577     7,429

  Interest expense           37         156       266       459
  Intercompany interest                 154                 154
  Total interest             37           2       266       305

  Other income                -         268        16       284
  Intercompany interest       -         154         -       154
  Total other                 -           2        16       305

  Foreign exchange	    (75)	     - 	   -	      (77)

  Depreciation and
   amortization		     16	    234	  153		403


  Segment profit(loss)     (568)	   (135)	  (41)     (744)

  Expenditures for
   segment assets		     -	     53	   35	       88

  Segment assets		  5,933	  7,593	4,253	   17,779
  Eliminations in
   consolidation		 (4,707)	 (3,013)	 (124)   (7,844)

  Total assets           $1,226 	 $4,580     4,129    $9,935


For the year ended September 30, 2000, the company conducted its operations through only one segment.

A summary of financial information for the Company's Australian subsidiary, exclusive of inter-company balances and transactions is as follows:

	Current assets				$1,757,000
	Other assets, net				 2,372,000

	Total assets				 4,129,000

	Current liabilities			   827,000
	Other liabilities				 1,356,000

	Total liabilities				 2,183,000

	Net assets					$1,946,000

NOTE 17.      DISCONTINUED OPERATIONS

Webstone's discontinued operations are presented as follows:

                                         For the nine
                                         months ended
                                         July 2, 1999


   Sales                                   $3,017,982

   Cost of sales                            2,022,990

   Gross profit                               994,992

   Selling and administrative expenses        943,994

   Income (loss) from operations               50,998

   Other income (expense):
        Interest expense                       -2,074
        Other income, net                       1,671

             Total other expense                 -403

   Income (loss) before income taxes
        (benefit)                              50,595

   Provision for (benefit from) income taxes   20,300

   Net income (loss)                       $   30,295



NOTE 18.      SUBSEQUENT EVENT:
On October 31, 2001, the stockholders of the Company approved resolutions to amend the corporation's Restated Articles of Organization to increase the number of shares of the corporation's common stock authorized to be issued from 3,000,000 to 12,000,000 shares and to authorize 3,000,000 shares of a new class of preferred stock.

In December 2001, the Company initiated an offering of common stock and warrants to purchase common stock on a private placement basis in order to raise additional equity capital to fund its acquisition strategy and working capital needs. If completed, the private placement could be dilutive to existing stockholders of the Company on a book value basis.

                           EXHIBIT INDEX
Exhibit
Number                    Number

(a)(1)         Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull &
               Bitsoli, P.C. dated November 9, 2001. (See page 17 hereof.)

          2.   Consolidated Balance Sheets as of September 29,
               2001 and September 30, 2000. (See page 18 and 19 hereof.)

          3. Consolidated Statements of Operations for the fifty-two weeks ended September 29, 2001, September 30, 2000, and October 2, 1999. (See page 20 hereof.)

          4. Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended September 29, 2001, September 30, 2000, and October 2, 1999.
               (See page 21 hereof.)

          5. Consolidated Statements of Cash Flow for the fifty-two weeks ended September 29, 2001, September 30, 2000, and October 2, 1999.
               (See pages 22 and 23 hereof.)

          6.   Notes to the Consolidated Financial
               Statements.  (See pages 24-39 hereof.)


(a)(2)    Exhibits.

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

          (a) Form of Sale of Business Agreement. (Filed as Exhibit 1 to the Company's Form 8-K filed on November 15, 2000.)*

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

          (a)(5)    Articles of Amendment to Restated Articles of
               Organization dated December 18, 2001. (Filed herewith.)

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

     (11) Statement Re Computation of Per Share Earnings.
          The Statement Re Computation of Per Share Earnings is set forth in Note 15 to the Company's
          Consolidated Financial Statements.

     (21) Subsidiaries of the Registrant.  (Filed herewith.)

					EXHIBIT  3(a)(5)


                                                 FEDERAL IDENTIFICATION
                                                 NO. 04-2268165

                      THE COMMONWEALTH OF MASSACHUSETTS
                          William Francis Galvin
                       Secretary of the Commonwealth
              One Ashbutton Place, Boston, Massachusetts 02108-1512

                           ARTICLES OF AMENDMENT
                 (General Laws, Chapter 156B, Section 72)



                                                 SECRETARY OF THE COMMONWEALTH
                                                 01 DEC 18 PM 1:01
                                                 CORPORATIONS DIVISION


We, Salvatore J. Vinciguerra                                    President /

and Joel M. Reck                                                Clerk /

of Goddard Industries, Inc.

located at 705 Plantation Street, Worcester, MA 01605

certify that these Articles of Amendment affecting articles numbered:

III, IV

of the Restated Articles of Organization were duly adopted at a meeting held on October 31, 2001, by vote of:

1,846,223       shares of    Common Stock  of 2,160,684  shares outstanding,

1,492,095       shares of    Common Stock  of 2,160,684  shares outstanding, and

                shares of                  of            shares outstanding.



2. being at least two-thirds of each type, class or series outstanding and entitled to vote thereon and of each type, class or series of stock whose rights are adversely affected thereby:

To change the number of shares and the par value (if any) of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

The total presently authorized is:


      WITHOUT PAR VALUE STOCKS               WITH PAR VALUE STOCKS

    TYPE        NUMBER OF SHARES         TYPE  NUMBER OF SHARES        PAR VALUE

   Common:                            Common:          3,000,000        $0.01

   Preferred:                         Preferred:




Change the total authorized to:

      WITHOUT PAR VALUE STOCKS             WITH PAR VALUE STOCKS

   TYPE            NUMBER OF SHARES     TYPE  NUMBER OF SHARES        PAR VALUE

   Common:                            Common:         12,000,000       $0.01

   Preferred:                         Preferred:       3,000,000       $0.01





           Article IV shall be deleted in its entirety and shall be replaced with Article IV attached hereto and incorporated herein by reference.

						AMENDMENT TO
				RESTATED ARTICLES OF ORGANIZATION
					  CONTINUATION PAGES

						ARTICLE IV
The classes of stock of the corporation authorized by Article III hereof shall have the preferences, voting powers, qualifications, and special or relative rights or privileges as to each class thereof and any series now established as set forth in this Article IV. Stock of any class or series authorized pursuant hereto may be issued from time to time by authority of the Board of Directors for such consideration as from time to time may be fixed by vote of the Board of Directors.

PART A - COMMON STOCK
The holders of the Common Stock shall be entitled to one vote per share and, subject to the rights and preferences of the holders of the Preferred Stock and any other class of stock ranking senior to or on a parity with the Common Stock, shall be entitled to dividends when, as and if declared and paid to the holders of Common Stock, and upon liquidation, dissolution or winding up of the corporation, to share ratably in the assets available for distribution to the holders of the Common Stock.

PART B - PREFERRED STOCK
Section 1.  General.  The Preferred Stock may consist of one or more series.
The Board of Directors may, from time to time, establish and designate the different series and the variations in the relative rights and preferences as between the different series provided in Section 2 hereof, but in all other respects all shares of the Preferred Stock shall be identical. In the event that at any time the Board of Directors shall have established and designated one or more series of Preferred Stock consisting of a number of shares less than all of the authorized number of shares of Preferred Stock, the remaining authorized shares of Preferred Stock shall be deemed to be shares of an undesignated series of Preferred Stock until designated by the Board of Directors as being a part of a series previously established or a new series then being established by the Board of Directors.

Section 2.  Establishment of a Series.  Subject to the provisions of this
Article IV, the Board of Directors is authorized to establish one or more series of Preferred Stock and, to the extent now or hereafter permitted by the laws of the Commonwealth of Massachusetts, to fix and determine the preferences, voting powers, qualifications and special or relative rights or privileges of each series including, but not limited to:

	(a) the number of shares to constitute such series and the distinctive designation such series;

	(b) the dividend rate on the shares of such series and preferences, if any, and the special and relative rights of such shares of such series as to dividend;

	(c) whether or not the shares of such series shall be redeemable, and, if redeemable, the price, terms and manner of redemption;

	(d) the preferences, if any, and the special and relative rights of the shares of such series upon liquidation of the corporation;

	(e) whether or not the shares of such series shall be subject to the operation of a sinking or purchase fund and, if so, the terms and provisions of such fund;

	(f) whether or not the shares of such series shall be convertible into shares of any other class or of any other series of the same or any other class of stock of the corporation and, if so, the conversion price or ratio and other conversion rights;

	(g) the conditions under which the shares of such series shall have separate voting rights or no voting rights; and

	(h) such other designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions of such series to the full extent now and hereafter permitted by the laws of the Commonwealth of Massachusetts.

Notwithstanding the fixing of the number of shares constituting a particular series, the Board of Directors may at any time authorize the issuance of additional shares of the same series.

Section 3. Dividends. Holders of Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, but only out of funds legally available for the payment of dividends, cash dividends at the rates fixed by the Board of Directors for the respective series, payable on such dates in each year as the Board of Directors shall fix for the respective series as provided in
Section 2 (hereinafter referred to as "Dividend Dates"). Until all accrued dividends on each series of Preferred Stock shall have been paid through the last preceding Dividend Date of each such series, no dividend or distribution shall be made to holders of Common Stock other than a dividend payable in Common Stock of the corporation. Dividends on shares of any cumulative series of Preferred Stock shall accumulate from and after the day on which such shares are issued, but arrearages in the payment thereof shall not bear interest. Nothing herein contained shall be deemed to limit the right of the corporation to purchase or otherwise acquire at any time any shares of its capital stock.

For purposes of this Article IV, the amount of dividends "accrued" on any shares of any cumulative series of Preferred Stock as at any Dividend Date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including such Dividend Date, whether or not earned or declared. The amount of dividends "accrued" on any noncumulative series of Preferred Stock shall mean only those dividends declared by the Board of Directors, unless otherwise specified for such series by the Board of Directors pursuant to Section 2.

Section 4. Liquidation. Upon the voluntary or involuntary liquidation of the corporation, before any payment or distribution of the assets of the corporation shall be made to or set apart for any other class of stock, the holders of Preferred Stock shall be entitled to payment of the amount of the preference payable upon such liquidation of the corporation fixed by the Board of Directors for the respective series as provided in Section 2. If, upon any such liquidation, the assets of the corporation shall be insufficient to pay in full to the holders of the Preferred Stock the preferential amount aforesaid, then such assets, or the proceeds thereof, shall be distributed among the holders of each series of Preferred Stock ratably in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full.
The voluntary sale, conveyance, exchange or transfer of all or substantially all of the property and assets of the corporation, the merger or consolidation of the corporation into or with any other corporation, or the merger of any other corporation into it, shall not be deemed to be a liquidation of the corporation for the purpose of this Section 4.

Section 5. Retirement. Any shares of Preferred Stock which shall at any time have been redeemed, or which shall at any time have been surrendered for conversion or exchange or for cancellation pursuant to any sinking or purchase fund provisions with respect to any series of Preferred Stock, shall be retired and shall thereafter have the status of authorized and unissued shares of Preferred Stock undesignated as to series.

Section 6. Voting Rights. The Common Stock shall have exclusive voting power except as required by law and except to the extent the Board of Directors shall, at the time any series of Preferred Stock is established, determine that the shares of such series shall vote (a) together as a single class with shares of Common Stock and/or with shares of Preferred Stock (or one or more other series thereof) on all or certain matters presented to the stockholders and/or upon the occurrence of any specified event or condition, and/or (b) exclusively on certain matters, or, upon the occurrence of any specified event or condition, on all or certain matters. The Board of Directors, in establishing a series of Preferred Stock and fixing the voting rights thereof, may determine that the voting power of each share of such series may be greater or less than the voting power of each share of the Common Stock or of other series of Preferred Stock notwithstanding that the shares of such series of Preferred Stock may vote as a single class with the shares of other series of Preferred Stock and/or with the shares of Common Stock.

The foregoing amendments(s) will become effective when these articles of amendment are filed in accordance with General Laws, Chapter 156B, Section 6 unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

Later effective date ___________________.

SIGNED UNDER THE PENALTIES OF PERJURY, this   5th   day of  December  , 2001,

/s/  Salvatore J. Vinciguerra  , President
/s/  Joel M. Reck   , Clerk

                         THE COMMONWEALTH OF MASSACHUSETTS

                                ARTICLES OF AMENDMENT
                      (General Laws, Chapter 156B, Section 72)




I hereby approve the within Articles of Amendment and, the filing fee in the
amount of $               having been paid, said articles are deemed to have
been filed with me this             day of
20 ---------.




Effective date:






                                   WILLIAM FRANCIS GALVIN
                               Secretary of the Commonwealth









                            TO BE FILLED IN BY CORPORATION
                         Photocopy of document to be sent to:


        Elizabeth C. Robinson
        Brown Rudnick Freed & Gesmer One Financial Center
        Boston, Massachusetts 02111

        Telephone:  (617) 856-8356

				EXHIBIT 21

               SUBSIDIARIES OF THE REGISTRANT

       SUBSIDIARY                   JURISDICTION OF INCORPORATION

Goddard Valve Corporation                  Massachusetts


Goddard Management Company, Inc.           Massachusetts


Goddard Australia LLC                        Delaware




              Subsidiaries of Goddard Australia LLC

SUBSIDIARY                        JURISDICTION OF INCORPORATION

Mack Valves Pty Ltd                          Australia