Form 10KSB/A
period 2001-09-29
GODDARD INDUSTRIES INC
filed 2002-01-08
CIK 41980

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


Transitional Small Business Disclosure Format:

    Yes             No     X




EXPLANATORY NOTE
This amendment is filed to amend Part II item 7 with respect to the description of the profit sharing plan, in note 12, and the segment reporting described in note 16.








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

NOTE 12.      PROFIT SHARING PLAN

The Company has a profit sharing plan covering substantially all United States employees. Under the plan the Company's profit sharing contribution is determined annually by the Board of Directors.

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

                                     Western   Asia/
                         Corporate  Hemisphere Pacific   Total
                                             (11 months)

  Total sales                 -      $3,862    $3,602    $7,464
  Intercompany sales                     11        24        35

  Sales to external
    Customers                 -       3,851     3,577     7,429

  Operating profit         (455)       (247)      212      (490)

  Interest expense           37         156       266       459
  Intercompany interest                 154                 154
  Total interest             37           2       266       305

  Other income                -         268        16       284
  Intercompany interest       -         154         -       154
  Total other                 -         114        16       130

  Foreign exchange	    (75)	     - 	   (2)      (77)


  Depreciation and
   amortization		     16	    234	  153		403

  Segment profit(loss)     (568)	   (135)	  (41)     (744)

  Expenditures for
   segment assets		     -	     53	   35	       88

  Segment assets		  5,933	  7,593	4,253	   17,779
  Eliminations in
   consolidation		 (4,707)	 (3,013)	 (124)   (7,844)

  Total assets           $1,226 	 $4,580     4,129    $9,935


For the year ended September 30, 2000, the company conducted its operations through only one segment.

A summary of financial information for the Company's Australian subsidiary, exclusive of inter-company balances and transactions is as follows:

	Current assets				$1,757,000
	Other assets, net				 2,372,000

	Total assets				 4,129,000

	Current liabilities			   827,000
	Other liabilities				 1,356,000

	Total liabilities				 2,183,000

	Net assets					$1,946,000

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