Form 10QSB
period 2001-12-29
GODDARD INDUSTRIES INC
filed 2002-02-19
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended    December 29, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from _______________ to ________________


                    Commission File No. 0-2052

                      GODDARD INDUSTRIES, INC.

       (Exact name of registrant as specified in its charter)


        Massachusetts                              04-2268165

(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)



        705 Plantation Street, Worcester, Massachusetts    01605

           (Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code:    (508)852-2435

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for requirements for the past 90 days.

            Yes  [X]                           No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 Title of Each Class of            Number of Shares Outstanding
Common Equity Outstanding          at December 29, 2001

Common Stock, $.01 par value               2,560,684

Transitional Small Business Disclosure Format

           Yes  [  ]              No  [ X ]


                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS


                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

     Consolidated Balance Sheet - December 29, 2001
     and September 29,2001                                            3

     Consolidated Statement of Operations - Three Months Ended
     December 29, 2001 and December 30, 2000                          5

     Consolidated Statement of Shareholders' Equity - Three Months
     Ended December 29, 2001                                          6

     Consolidated Statement of Cash Flows - Three Months Ended
     December 29, 2001 and December 30, 2000                          7

     Notes to Consolidated Financial Statements                       9


Item 2     Management Discussion and Analysis                        15



PART II - OTHER INFORMATION

Item 2     Changes in Securities                                     18

Item 4     Submission of Matters to a Vote of Security Holders       18

Item 6     Exhibits and Reports on Form 8-K                          18

                        GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                   December 29, 2001  September 29, 2001
               ASSETS                      Unaudited        Audited

CURRENT ASSETS:
   Cash and cash equivalents               $1,015,656     $  815,704
   Accounts receivable, net of allowances     850,463      1,198,049
   Inventories                              2,695,498      2,645,007
   Refundable taxes on income                 212,564        222,672
   Prepaid expenses and taxes                  53,329        166,085
   Deferred income taxes                      286,218        283,943

     TOTAL CURRENT ASSETS                   5,113,728      5,331,460

NET PROPERTY, PLANT AND EQUIPMENT           1,684,429      1,732,675

OTHER ASSETS:
   Deferred charges                           100,414         83,084
   Deferred income taxes - long term          302,585        245,864
   Investment                                 250,000        250,000
   Deferred financing charges                  51,732         52,101
   Goodwill                                 2,276,433      2,239,917

     TOTAL OTHER ASSETS                     2,981,164      2,870,966

TOTAL ASSETS                               $9,779,321     $9,935,101


             LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt    $1,953,859     $2,040,771
   Accounts payable                           490,255        727,511
   Accrued expenses                           537,233        505,119
   Taxes payable                              105,146         99,753
   Deferred compensation                       77,976         77,976

     TOTAL CURRENT LIABILITIES              3,164,469      3,451,130

LONG-TERM DEBT                              1,346,447      1,332,937
DEFERRED COMPENSATION                         434,084        439,863

SHAREHOLDERS' EQUITY:
   Capital Stock:
    Preferred stock - par value $.01 per share;
     3,000,000 shares authorized, none issued
     or outstanding.                             -
    Common stock - par value $.01 per share;
     12,000,000 shares authorized, 2,560,684
     issued and outstanding at December 29, 2001;
     3,000,000 shares authorized, 2,160,684
     issued and outstanding at
     September 29, 2001                        25,607         21,607
   Additional paid-in capital                 700,487        498,487
   Accumulated other comprehensive income     (27,816)       (67,971)
   Retained earnings                        4,136,043      4,259,048

     TOTAL SHAREHOLDERS'EQUITY              4,834,321      4,711,171

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY  $9,779,321     $9,935,101




























           The accompanying notes are an integral part of the consolidated financial statements

                      GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                For the Three        For the Three
                                 Months Ended         Months Ended
                              December 29, 2001     December 30, 2000

NET SALES                           $1,643,336            $1,394,873

COST OF SALES                        1,061,243               833,959

GROSS PROFIT                           582,093               560,914

SELLING AND ADMINISTRATIVE
  EXPENSES                             731,711               575,092

INCOME (LOSS) FROM OPERATIONS         (149,618)              (14,178)

OTHER INCOME (EXPENSE):
    Interest expense                   (58,521)              (71,031)
    Other income, net                    7,957                44,773
    Foreign exchange                    (3,423)              (75,200)

   TOTAL OTHER INCOME (EXPENSE)        (53,987)             (101,458)

INCOME (LOSS) BEFORE  TAXES           (203,605)             (115,636)


PROVISION FOR (BENEFIT FROM)
 INCOME TAXES                          (80,600)              (41,148)



NET LOSS                              (123,005)             ($74,488)


EARNINGS PER SHARE:

  Net Income:
       Basic                           $(0.06)               ($0.03)
       Diluted                           N/A                   N/A







           The accompanying notes are an integral part of the consolidated financial statements

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
                    3 MONTHS ENDED DECEMBER 29, 2001
                                                             Accum
                           Additional  Compre-             Other Com-
                     Common  paid-in   hensive   Retained  prehensive
                     stock   capital   income    earnings    income    Total

Balance at
 September 29, 2001

 2,160,684 shares   $21,607  $498,487          $4,259,048 $-67,971 4,711,171

Net loss                -        -    -123,005   -123,005     -     -123,005

Other comprehensive income:
  Foreign currency
   translation, net
   of taxes of $27,000  -        -      40,155      -       40,155    40,155

Comprehensive income                  $-82,850

Proceeds from sale of
 common stock
   400,000 shares    $4,000   396,000                 -         -    400,000

Payment of private
 placement costs             -194,000                 -         -   -194,000

Balance at
 December 29, 2001

 2,560,684 shares   $25,607  $700,487          $4,136,043 $-27,816 4,834,321
















           The accompanying notes are an integral part of the consolidated financial statements

                        GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                                              For the Three Months Ended
                                        December 29, 2001  December 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating loss                         $(123,005)         (74,488)

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization              119,014           92,080
    Changes in assets and liabilities:
      Accounts receivable                      367,190         (133,701)
      Inventories                              (22,126)         (28,037)
      Refundable income taxes                   10,108             -
      Prepaid expenses and other               113,244          (19,110)
      Accounts payable                        (248,848)         263,547
      Accrued expenses                          23,416         (124,313)
      Income taxes receivable/payable            2,045          (48,000)
      Deferred income taxes                    (82,645)          12,100
      Deferred compensation                     (6,546)         (13,488)

        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                  151,847          (73,410)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Deferred charges                             (17,330)         117,262
  Property, plant and equipment additions      (29,054)         (26,621)
  Proceeds from sale of equipment                 -              12,173
  Investment in net assets of
   subsidiary, net of cash                        -          (4,100,070)

    NET CASH USED IN INVESTING
     ACTIVITIES                                (46,384)      (3,997,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                    -           3,702,600
  Repayments of long term debt                (122,311)         (55,532)
  Financing Fees Deferred                         -             (61,231)
  Issuance of common stock                     206,000            7,500

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES                       83,689        3,593,337

EFFECT OF EXCHANGE RATE CHANGES ON CASH         10,800           54,804

NET INCREASE (DECREASE) IN CASH                199,952         (422,525)

CASH AND EQUIVALENTS - BEGINNING               815,704        1,630,711

CASH AND EQUIVALENTS - ENDING               $1,015,656       $1,208,186

     Supplemental Disclosures of Cash Flow Information

CASH PAID DURING THE PERIOD:
  Interest                                    $49,600           $71,300
  Income taxes                                   -                 -











































           The accompanying notes are an integral part of the consolidated financial statements

                           GODDARD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 29, 2001
                                (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reference is made to the financial statements included in the Annual Report for the year ended September 29, 2001 for a summary of significant accounting policies and other disclosures.


Recent Accounting Pronouncements:
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized, and that goodwill and intangible assets with indefinite lives be tested at least annually for impairment, rather than being amortized. Upon adoption of SFAS Nos. 141 and 142 the Company will stop amortization of goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company currently has goodwill and other intangible assets on its balance sheet. The Company is required to adopt SFAS Nos. 141, and 142, on October 1, 2002. Management is in the process of evaluating the impact of adopting the above standards.

In October 2001 the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supersedes SFAS No. 121. The Company is required to adopt SFAS No.144 on October 1, 2002. Management is in the process of evaluating the impact of adopting the above standard.

In October 2001 the Financial Accounting Standards Board also issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The Company does not hold any assets affected by this statement and it is not expected to have a material impact on the Company's financial statements.


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


NOTE 2.  BASIS OF PRESENTATION:

The accompanying financial statements include the accounts of Goddard Industries, Inc. (Industries), its wholly-owned subsidiaries Goddard Valve Corporation (Goddard Valve), Goddard Management Company, Inc. (Management), incorporated on July 29, 1999, and Mack Valves Pty Ltd (Mack Valves), acquired on November 1, 2000 (collectively, the Company). The results of Mack Valves operations are reported for the period beginning with the date of its acquisition on November 1, 2000.


All material intercompany transactions have been eliminated.

The information shown in the consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period, and are subject to adjustment at year end.


NOTE 3.  INVENTORIES:

Consolidated inventories are comprised of:
                                           December 29,    September 29,
                                              2001             2001

      Finished goods                       $2,178,852       $2,171,206
      Work in process                         133,617          109,169
      Raw materials                           383,029          364,632

                                           $2,695,498       $2,645,007

NOTE 4.  LONG-TERM DEBT:

At December 29, 2001 Long-term debt consisted of the following:


                                                     LONG-TERM   CURRENT

Note payable, Fleet National Bank, due in monthly
installments of approximately $17,000 plus interest at the
bank's prime rate plus 0.50% through October, 2005.     $   -       731,667


Revolving line of credit, Fleet National Bank, bearing
interest at the bank's prime rate plus 0.25%,
due in February 2003.                                       -     1,100,000

Note payable, National Australia Bank, due in
quarterly installments of approximately A$71,000
($36,000) including interest at 8.85% through
November 2005 (Denominated in AUD).                      395,281    113,079

Revolving line of credit, National Australia Bank,
current rate of 8.55% through October 2005.
Commencing November 1, 2005 quarterly payments
of principal plus interest in amounts sufficient
to amortize the then outstanding balance by
October 31, 2010.  Interest may not exceed 9.55%
for the life of the loan. (Denominated in AUD).          920,160       -

Capital lease obligations for machinery.
(Denominated in AUD).                                     31,006      9,113


                                                      $1,346,447 $1,953,859

All of the above bank debt is secured by substantially all assets of the Company. The Company is not in compliance with certain financial covenants of its loans with Fleet National Bank, and accordingly, the Company has classified the Fleet National Bank debt as current. See note 10, Subsequent Events, for further discussion of long-term debt.

NOTE 5.  INCOME TAXES:

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                         December 29,   September 29,
                                             2001           2001
   Deferred tax asset
     Deferred compensation                $  198,000      $  198,000
     Capital loss carry forward              167,700         167,700
     Inventory valuation                     142,800         142,800
     Foreign currency exchange                19,000          46,000
     Accrued salaries and long service leave 100,900         100,900
     Bad debts                                28,300          28,300
     Foreign tax credit carry forward         95,000          93,000
     Net operating loss carry forward        119,600          37,000
     Other                                     3,703           2,307

       Total gross deferred tax assets       875,003         816,007

     Depreciation                            (88,300)        (88,300)
     Amortization                            (30,200)        (30,200)

       Deductions                           (118,500)       (118,500)

       Gross deferred tax liability          756,503         697,507

   Less valuation allowance                 (167,700)       (167,700)

                                            $588,803        $529,807

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


NOTE 7. EARNING PER SHARE:

The following data show the amounts used in computing earnings per share
(EPS) from operations.
                                    Three months ended December 29, 2001
                                         Loss     Common Shares    EPS
Basic EPS:
   Income available to common
    shareholders                       ($123,005)     2,165,080   ($.06)

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



NOTE 8.  SEGMENT INFORMATION:

The Company conducts operations through business segments established along the following geographic lines: Western Hemisphere, which is represented by Goddard Valve, and Asia/Pacific, represented by Mack Valves. Certain expenses that are related to corporate activities, and unrelated to business segment activities, are separately stated.

Summarized segment financial information for the three months ended December 29, 2001, in thousands of dollars, is as follows:

                                     Western    Asia/
                         Corporate  Hemisphere Pacific    Total

  Total sales                 -      $  830    $  834    $1,664
  Intercompany sales                      2        19        21

  Sales to external
    Customers                 -         828       815     1,643

  Operating profit         (139)        ( 4)      ( 7)     (150)

  Total interest (expense)   (9)                  (50)      (59)

  Total other income (loss)   -           4         4         8

  Foreign exchange            -           -        (3)       (3)


  Segment profit(loss)      (65)          -       (58)     (123)


  Segment assets          7,880       8,401     4,119    20,400

  Eliminations in
   consolidation         (6,688)     (3,783)     (150)  (10,621)

  Total assets           $1,192      $4,618     3,969    $9,779

Summarized segment financial information for the three months ended December 30, 2000, in thousands of dollars, is as follows:

                                     Western    Asia/
                         Corporate  Hemisphere Pacific    Total
                                              (2 months)
  Sales to external
    Customers                 -         796       599     1,395

  Operating profit          (81)         29        38       (14)

  Total interest (expense)   (9)         (1)      (61)      (71)

  Total other income (loss)   1          43         1        45

  Foreign exchange          (75)          -         -       (75)


  Segment profit(loss)     (101)         61       (34)      (74)


NOTE 9  CAPITAL STOCK

On October 31, 2001, the stockholders of the Company approved resolutions to amend the corporation's Restated Articles of Organization to increase the number of shares of the Company's common stock authorized to be issued from 3,000,000 to 12,000,000 shares and to authorize 3,000,000 shares of a new class of preferred stock, as yet undesignated as to series.

In December 2001, the Company initiated an offering of common stock, and warrants to purchase common stock, on a private placement basis in order to raise up to $3,000,000 of equity capital to fund its acquisition strategy and working capital needs. In the offering, each share of common stock and each warrant, which is exercisable for an additional share of common stock, comprise one unit (each a Unit). Units are being offered at $1.00 per Unit, with the warrants exercisable at $2.00 per share of common stock. On December 28, 2001, the Company consummated an initial closing of the private placement at which certain executive officers and directors of the Company purchased Units for an aggregate purchase price of $400,000. Expenses associated with the private placement, totaling $194,000, have been charged to additional paid-in capital during the period ending December 29, 2001.


NOTE 10  SUBSEQUENT EVENTS

In an effort to improve and expand availability of working capital and to assure further funds for acquisitions, the Company has reached an agreement in principle with the Commerce Bank and Trust Company of Worcester, Massachusetts to replace all current Fleet National Bank banking facilities. On February 11, 2002, the Company signed a commitment letter with the Commerce Bank and Trust Company that contemplates a closing date prior to March 15, 2002. This commitment is subject to normal due diligence procedures by Commerce Bank and Trust Company.

                      PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 29, 2001

Net sales for the three months ended December 29, 2001 were $1,643,000 with a net loss of $123,000, or $.06 per share, compared with net sales of $1,395,000 and a net loss of $75,000 or $.03 per share, for the corresponding period last year. Comparison of results with last year's quarter is affected by the fact that last year's first fiscal quarter included only two months of results for Mack Valves, compared with a full three months this year.

New orders received in the first quarter were 4.9% higher than for the same period last year. New orders at Goddard Valve were 3.9% higher than for the same quarter last year, with orders from three contracts with major industrial gas suppliers more than offsetting declines from other customers. At Mack Valves, new orders were 6.1% higher. However, after adjusting for three versus two months of results, orders in this year's first quarter were lower than the same period last year. The Australian and Southeast Asia economies have been particularly hard-hit following global economic slowdowns. In an effort to increase sales and in line with our efforts to expand our coverage for our global customers, the Company opened a new office in Shanghai, China in February 2002 to serve the buoyant Chinese marketplace.

At December 29, 2001, the backlog of orders was 37% lower than at the end of last year's first quarter, with Goddard Valve's backlog down 6% and Mack Valves' down 59%.

The consolidated operating loss during the first quarter of this fiscal year was $150,000 versus $14,000 last year. Of the $136,000 difference, $33,000 was at Goddard Valve, $45,000 at Mack Valves, and the remaining $58,000 at the corporate level.

The decline in operating profit at Goddard Valve of $33,000 was the result of higher cost of goods, which were partially offset by lower SG&A expenses. Cost of goods has been rising in the last year at Goddard Valve but appears to have stabilized in the first quarter, albeit at a level higher than last year's first quarter. The Company's program to lower costs through alternate sourcing is intended to improve margins. This program is just getting underway. Lower SG&A expenses resulted from actions taken in October of 2001 to lower expenses within Goddard Valve and Corporate operations. These actions included reductions in management salaries of 10%, a freeze on all other salaries, a 15% workforce reduction, and selected reductions in other costs.

The decline in operating performance of $45,000 at Mack Valves from last year's corresponding quarter was in part due to inclusion of three versus two months of expenses. Although sales were up for the same reason, they were not up sufficiently to cover the full three months of SG&A expenses in this year's results.

The increase of $58,000 in corporate level expenses is the result primarily of the Company's global expansion plans, which included the opening of

Goddard Industries - Europe in Oxford England, in May of 2001. This year's first quarter includes a full complement of expense for that office, whereas none were present in last year's first quarter.

This year's other income and expenses were favorable by $47,000 when compared to the same period last year. Interest expense was lower due to lower interest rates This year's foreign exchange loss of $3,000 was small compared with last year's loss of $75,000 on a foreign exchange contract taken out to protect the US dollar value of the Mack acquisition. Partly offsetting these favorable differences was a lower other income difference of $37,000. This difference was the result primarily of two factors: lower interest income since funds which had been invested in interest bearing securities last year were now invested in the business; and the absence this year of rental income from space which was rented last year and vacated at the beginning of the first quarter of this year.


LIQUIDITY AND CAPITAL RESOURCES

The acquisition of Mack Valves was financed through secured credit facilities amounting to approximately $3,668,000 furnished by Fleet National Bank and National Australia Bank Limited. At December 29, 2001, long-term debt equaled $3,300,000, of which $1,832,000 held by Fleet National Bank had been classified as current as a result of the Company not being in compliance with covenants associated with that debt. Cash and cash equivalents totaled $1,016,000 and working capital was $1,950,000.

The Company incurred additional debt, and therefore increased interest costs, as a result of its acquisition of Mack Valves. These increased costs could have an effect on the Company's liquidity and capital resources.

In an effort to improve and expand availability of working capital and to assure further funds for acquisitions, the Company entered into discussions with the Commerce Bank and Trust Company of Worcester, Massachusetts to replace all current banking facilities with Fleet. An agreement in principle was reached, and the Company signed a commitment letter with Commerce Bank and Trust Company on February 11, 2002 for a new bank facility which would increase the Company's available working capital by about $400,000 and make available $1,000,000 toward future acquisitions. This new facility is expected to go into effect during March 2002. This commitment is subject to normal due diligence procedures by Commerce Bank and Trust Company.

Additionally, in December 2001, the Company initiated an offering of common stock and warrants to purchase common stock on a private placement basis in order to raise additional equity capital. These funds will be aimed primarily at funding the Company's acquisition strategy and secondarily at supplementing working capital for operations. An initial closing of the sale of common stock and warrants to certain executive officers and directors of the Company was completed on December 28, 2001, with gross proceeds to the Company of $400,000. The securities offered in the private placement have not been and will not be registered under the Securities Act of 1933, as amended (Securities Act), and may not be offered or sold in the

United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. The private placement could be dilutive to existing stockholders of the Company on a book value basis. There is no guarantee that the Company will be successful in completing the private placement.

Management of the Company recognizes that it is necessary to return to profitability in the long term to assure continued funding of its operations. The Company plans to do so by increasing business levels and by reducing its costs and expenses.

Management believes that the new Commerce Bank facility described above will be sufficient to handle the normal working capital and debt service requirements of the Company's current business on both a short-term and on a long-term basis, as well as providing some degree of ability to fund expansion through acquisition. Money raised through the private placement should further improve its liquidity position. However, the Company cannot guarantee that the new Commerce Bank facility will be completed on acceptable terms, or at all, that any other acceptable credit facility can be found, or that the private placement will be successful in raising funds. If the Company is unable to obtain an adequate credit facility, it could have a material adverse effect on its liquidity and its future operations and if it is unable to raise equity through the private placement it may not be able to pursue its expansion strategy.


FORWARD LOOKING INFORMATION

Information in this report includes various forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements with words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, the Company's business or the Company's management. Forward-looking statements are based largely on the Company's current expectations and projections about future events and financial trends affecting the financial condition of the business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including, among other things, general economic and business conditions, both nationally, internationally and in the Company's markets; the Company's expectations and estimates concerning the Company's future financial performance, financing plans and the effect of competition; capital expenditures by competitors; market acceptance of new products; the development of new competitive technologies; the ability to satisfy demand for the Company's products; the ability to achieve low cost sourcing; the availability of key components for the Company's products; the availability of qualified personnel; the impact of future acquisitions; international, national, regional and local economic and political changes; and trends affecting the cryogenic valve industry, the Company's financial condition or the results of its operations.

Given the uncertainties that attach to the Company's forward-looking statements, undue reliance should not be placed on them. The Company's actual results could differ materially from those anticipated in its forward-looking statements.
                                 -17-

                        PART II - OTHER INFORMATION

Item 2 - Changes in Securities

In December 2001, the Company initiated an offering of common stock and warrants to purchase common stock, on a private placement basis in order to raise up to $3,000,000 of equity capital to fund its acquisition strategy and working capital needs. In the offering, each share of common stock and each warrant, which is exercisable for an additional share of common stock, comprise one unit (each a "Unit"). Units are being offered at $1.00 per Unit. In connection with the offering, Fechtor, Detwiler & Co., Inc. is providing the Company with financial advisory services for a fee.

On December 28, 2001, the Company consummated an initial closing of the private placement at which certain executive officers and directors of the Company purchased Units for an aggregate purchase price of $400,000.

The warrants which comprise part of each Unit have not yet been issued by the Company. Each warrant will be exercisable for one share of Common Stock at a price of $2.00 per share. In addition, each warrant will be separately tradeable and exercisable at any time after its issuance until December 29, 2006.

The Units were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder.


Item 4 - Submission of Matters to a Vote of Security Holders

At a Special Meeting of Stockholders held on October 31, 2001, the stockholders of the Company approved resolutions to amend the Company's Restated Articles of Organization to: (1) increase the number of shares of the Company's authorized common stock from 3,000,000 to 12,000,000; and (2) authorize 3,000,000 shares of a new class of preferred stock, as yet undesignated as to series. The Company reported the results of the stockholders meeting in its Form 10-KSB/A for the fiscal year ended September 29, 2001.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11) Statement Re: Computation of Per Share Earnings. The information set forth in Note 7 to the Financial Statements found in PART I hereof is hereby incorporated.


     (b) The Company did not file any reports on Form 8-K during the quarter covered by this report.



                                 -18-


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of February 19, 2002


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            ----------------------------
                            Salvatore J. Vinciguerra
                            President,
                            Chief Executive Officer


By:/s/Kenneth E. Heyman
                            ----------------------------
                            Kenneth E. Heyman
                            Principal Financial and
				    Accounting Officer

























                                 -19-