Form 10QSB
period 2002-03-30
GODDARD INDUSTRIES INC
filed 2002-05-14
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended    March 30, 2002

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

 Title of Each Class of            Number of Shares Outstanding
Common Equity Outstanding               at March 30, 2002

Common Stock, $.01 par value               2,560,684

Transitional Small Business Disclosure Format

           Yes  [  ]              No  [ X ]


                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS


                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

     Consolidated Balance Sheet - March 30, 2002
     and March 31, 2001                                               3

     Consolidated Statement of Operations - Three and Six
     Months Ended March 30, 2002 and March 31, 2001                   5

     Consolidated Statement of Shareholders' Equity - Six Months
     Ended March 30, 2002                                             6

     Consolidated Statement of Cash Flows - Six Months Ended
     March 30, 2002 and March 30, 2001                                7

     Notes to Consolidated Financial Statements                       9


Item 2     Management Discussion and Analysis                        16



PART II - OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K                          20

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                   	     March 30, 2002  September 29, 2001
               ASSETS                       Unaudited        Audited

CURRENT ASSETS:
   Cash and cash equivalents               $  605,431     $  815,704
   Accounts receivable, net of allowances     715,785      1,198,049
   Inventories                              2,713,062      2,645,007
   Refundable taxes on income                 387,564        222,672
   Prepaid expenses                            90,716        166,085
   Deferred income taxes                      294,972        283,943

     TOTAL CURRENT ASSETS                   4,807,530      5,331,460

NET PROPERTY, PLANT AND EQUIPMENT           1,659,474      1,732,675

OTHER ASSETS:
   Deferred charges                           108,706         83,084
   Deferred income taxes - long term          222,302        245,864
   Investment                                 250,000        250,000
   Deferred financing charges                 126,520         52,101
   Goodwill                                 2,335,585      2,239,917

     TOTAL OTHER ASSETS                     3,043,113      2,870,966

TOTAL ASSETS                               $9,510,117     $9,935,101


             LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt    $  135,294     $2,040,771
   Accounts payable                           486,028        727,511
   Accrued expenses                           549,419        505,119
   Taxes payable                                 -            99,753
   Deferred compensation                       77,976         77,976

     TOTAL CURRENT LIABILITIES              1,248,717      3,451,130

LONG-TERM DEBT                              3,140,025      1,332,937
DEFERRED COMPENSATION                         426,055        439,863

SHAREHOLDERS' EQUITY:
   Capital Stock:
    Preferred stock - par value $.01 per share;
     3,000,000 shares authorized, none issued
     or outstanding at March 31, 2002.           -
    Common stock - par value $.01 per share;
     12,000,000 shares authorized, 2,560,684
     issued and outstanding at March 30, 2002;
     3,000,000 shares authorized, 2,160,684
     issued and outstanding at
     September 29, 2001.                       25,607         21,607
   Additional paid-in capital                 700,487        498,487
   Accumulated other comprehensive income      21,997        (67,971)
   Retained earnings                        3,947,229      4,259,048

     TOTAL SHAREHOLDERS'EQUITY              4,695,320      4,711,171

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY  $9,510,117     $9,935,101





























           The accompanying notes are an integral part of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                        For the Three For the Six   For The Three  For the Six
                        Months Ended  Months Ended  Months Ended   Months Ended
                            March 30, 2002       	   March 31, 2001

NET SALES                 $1,430,608   $3,073,944     $1,995,920   $3,390,793

COST OF SALES                946,548    2,007,791      1,181,016    2,014,975

GROSS PROFIT                 484,060    1,066,153        814,904    1,375,818

SELLING AND ADMINISTRATIVE
  EXPENSES                   738,563    1,470,274        721,548    1,296,640

INCOME (LOSS) FROM
  OPERATIONS                (254,503)    (404,121)        93,356       79,178

OTHER INCOME (EXPENSE):
    Interest expense         (70,917)    (129,438)       (80,598)    (151,629)
    Other income, net         14,000       21,957         17,378       62,151
    (Loss)on foreign
      exchange                (3,194)      (6,617)          -         (75,200)

   TOTAL OTHER
    INCOME (EXPENSE)         (60,111)    (114,098)       (63,220)    (164,678)

INCOME (LOSS) BEFORE
  INCOME  TAXES             (314,614)    (518,219)        30,136      (85,500)


PROVISION FOR (BENEFIT
  FROM) INCOME TAXES        (125,800)    (206,400)         8,648      (32,500)



NET INCOME (LOSS)          $(188,814)   $(311,819)      $ 21,488     $(53,000)


EARNINGS PER SHARE:

  Net Income(loss):
    Basic                     $(0.07)      $(0.13)         $0.01     $  (0.02)
    Diluted                       N/A         N/A          $0.01          N/A


                 The accompanying notes are an integral part
                  of the consolidated financial statements

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
                       SIX MONTHS ENDED MARCH 30,2002
                                Unaudited
                                                             Accum
                           Additional  Compre-             Other Com-
                     Common  paid-in   hensive   Retained  prehensive
                     stock   capital   income    earnings    income    Total

Balance at
 September 29, 2001

 2,160,684 shares   $21,607  $498,487          $4,259,048  $(67,971) $4,711,171

Net loss               -         -    (311,819)  (311,819)     -       (311,819)

Other comprehensive
 income:
  Foreign currency
   translation, net of
   taxes of $60,000    -          -     89,968       -       89,968      89,968

Comprehensive income                  (221,851)

Proceeds from sale of
 common stock
   400,000 shares     4,000   396,000     -          -         -        400,000

Payment of private
 placement costs       -     (194,000)    -          -         -       (194,000)


Balance at
 March 30, 2002

 2,560,684 shares   $25,607  $700,487     -    $3,947,229   $21,997  $4,695,320













                 The accompanying notes are an integral part
                  of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                              For the Six Months Ended
                                          March 30, 2002    March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating loss                        $ (311,819)       $  (53,000)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Gain on disposal of assets                    -               (3,848)
    Depreciation and amortization              241,463           309,677
    Deferred income taxes                      (39,516)          (47,669)
    Changes in assets and liabilities:
      Accounts receivable                      519,019          (368,884)
      Inventories                               (2,715)          (64,591)
      Refundable income taxes                 (268,739)           15,260
      Prepaid expenses and other                77,517           (43,526)
      Accounts payable                        (261,747)          219,570
      Accrued expenses                          22,355           (68,113)
      Deferred compensation                    (15,515)          (12,718)

        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                  (39,697)         (117,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred charges                             (24,856)           96,493
  Property, plant and equipment additions      (65,917)          (45,825)
  Proceeds from sale of equipment                 -               15,962
  Investment in net assets of
   subsidiary, net of cash                        -           (4,262,831)

    NET CASH USED IN INVESTING
     ACTIVITIES                                (90,773)       (4,196,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                  40,220         3,694,800
  Repayments of long term debt                (249,860)         (157,836)
  Financing Fees Deferred                      (92,721)          (59,892)
  Issuance of common stock                     206,000            10,273

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES                      (96,361)        3,487,345

EFFECT OF EXCHANGE RATE CHANGES ON CASH         16,558            19,347

NET INCREASE (DECREASE) IN CASH               (210,273)         (807,351)

CASH AND EQUIVALENTS - BEGINNING               815,704         1,630,711
CASH AND EQUIVALENTS - ENDING               $  605,431        $  823,360

     Supplemental Disclosures of Cash Flow Information

CASH PAID DURING THE PERIOD:
  Interest                                    $129,438          $151,629
  Income taxes                                $115,964              -











































                 The accompanying notes are an integral part
                  of the consolidated financial statements

                     GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 30, 2002
                                 (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General:
The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended September 29, 2001 that is included in the Company's Form 10-KSB. The Company believes the disclosures contained herein are adequate to make the information presented not misleading.


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

In October 2001 the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supersedes SFAS No. 121. The Company is required to adopt SFAS No. 144 on October 1, 2002. Management is in the process of evaluating the impact of adopting the above standard.

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


NOTE 2.  BASIS OF PRESENTATION:

The accompanying financial statements include the accounts of Goddard Industries, Inc. (Industries), its wholly-owned subsidiaries Goddard Valve Corporation (Goddard Valve), Goddard Management Company, Inc., incorporated on July 29, 1999, and Mack Valves Pty Ltd (Mack Valves), acquired on November 1, 2000 (collectively, the Company). The results of Mack Valves operations are reported for the period beginning with the date of its acquisition on November 1, 2000.

All material intercompany transactions have been eliminated.


NOTE 3.  INVENTORIES:

Consolidated inventories are comprised of:
                                            March 30,	     September 29,
                                              2002             2001

      Finished goods                       $2,187,953       $2,171,206
      Work in process                         137,480          109,169
      Raw materials                           387,629          364,632

                                           $2,713,062       $2,645,007

NOTE 4.  LONG-TERM DEBT:

On March 22, 2002, the Company entered into a Loan Agreement with Commerce Bank and Trust Company which includes a $1,550,000 revolving line of credit ("Revolver"); a $700,000 real estate mortgage loan ("Mortgage"); and a $1,000,000 acquisition guidance line of credit ("Acquisition Loan"). These facilities replaced all of the Company's previously existing facilities at Fleet National Bank. The Revolver is committed for two years at a time with an annual review, with a floating interest rate at the bank's prime rate plus 1.5%. The Mortgage is for a ten year term with a twenty year amortization schedule. Interest is fixed at 8% for the first five years, after which the rate reverts to the bank's prime rate plus 1.5%. The terms of the Acquisition Loan are to be negotiated at the time the loan is activated. All loans are secured by substantially all the properties of the Company and are subject to certain covenant requirements, the most restrictive of which relate to minimum tangible net worth and maximum leverage ratios. On March 22, 2002, in a non-cash transaction to the Company, the notes payable to Fleet National Bank, with balances aggregating $1,798,333, were repaid from the proceeds of the Commerce Bank and Trust Company financing.

At March 30, 2002 long-term debt consisted of the following:

                                                       LONG-TERM      CURRENT
Mortgage payable, Commerce Bank and Trust Company,
due in 120 monthly installments of approximately
$5,900 including interest at 8% for the first five
years and then at the bank's prime rate
plus 1.5% thereafter.                                  $ 685,000       $15,000

Revolving line of credit, Commerce Bank and Trust
Company, bearing interest at the bank's prime rate
plus 1.5%, due in March 2004.                          1,084,121          -

Note payable, National Australia Bank, due in
quarterly installments of approximately A$71,000
($36,000) including interest at 8.85% through
November 2005. (Denominated in AUD.)                     381,113       110,599

Revolving line of credit, National Australia Bank,
current rate of 5.9%, through October 2005.
Commencing November 1, 2005 quarterly payments
of principal plus interest in amounts sufficient
to amortize the then outstanding balance by
October 31, 2010.  Interest may not exceed 9.55%
for the life of the loan. (Denominated in AUD.)          959,940          -

Capital lease obligations for machinery.
(Denominated in AUD.)                                     29,851         9,695


                                                      $3,140,025     $ 135,294

All of the above bank debt is secured by substantially all assets of the Company.
                                  -11-



NOTE 5.  INCOME TAXES:

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                          March 30,      September 29,
                                             2002           2001
   Deferred tax assets:
     Deferred compensation                $  198,000      $  198,000
     Capital loss carry forward              167,700         167,700
     Inventory valuation                     142,800         142,800
     Foreign currency exchange                  -             46,000
     Accrued salaries and long service leave 100,900         100,900
     Bad debts                                28,300          28,300
     Foreign tax credit carry forward        108,500          93,000
     Net operating loss carry forward         68,000          37,000
     Other                                     3,274           2,307

       Total gross deferred tax assets       817,474         816,007

   Deferred tax liabilities:
     Depreciation                            (88,300)        (88,300)
     Amortization                            (30,200)        (30,200)
     Foreign currency exchange               (14,000)           -

        Total gross deferred tax
         liabilities                        (132,500)       (118,500)

      Deferred tax asset before valuation
         allowance                           684,974         697,507

   Less valuation allowance                 (167,700)       (167,700)

                                            $517,274        $529,807

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

NOTE 7. EARNINGS PER SHARE:

The following data show the amounts used in computing earnings per share (EPS) from continuing operations and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                        Six Months ended March 30,2002
                                        (Loss)     Common Shares    EPS

Basic EPS:
   Income available to common
      shareholders                    $(311,819)     2,362,882  $(0.13)

Diluted EPS are not applicable for a period in which a loss is reported.

                                      Three Months ended  March 30,2002
                                         (Loss)     Common Shares    EPS

Basic EPS:
   Income available to common
      shareholders                    $(188,814)     2,560,684   $(0.07)

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

Summarized segment financial information for the six months ended March 30, 2002, in thousands of dollars, is as follows:
                                      Western
                         Corporate   Hemisphere   Asia/Pacific   Total

  Total sales                 -       $1,633        $1,486      $3,119
  Intercompany sales                       1            44          45

  Sales to external
    Customers                 -        1,632         1,442       3,074

  Operating profit          (282)        (43)          (79)       (404)

  Total interest (expense)   (17)         -           (112)       (129)

  Total other income (loss)    -          13             9          22

  Foreign exchange             -          (8)            1          (7)


  Segment net (loss)        (105)        (22)         (185)       (312)


  Segment assets           8,021       8,321         4,070      20,412

  Eliminations in
   consolidation          (6,690)     (4,129)          (83)    (10,902)

  Total assets            $1,331      $4,192         3,987      $9,510

Summarized segment financial information for the six months ended March 31, 2001, in thousands of dollars, is as follows:
                                        Western
                         Corporate   Hemisphere   Asia/Pacific   Total
                                                  (five months)
  Sales to external
    Customers                 -        $1,699         $1,691      $3,390

  Operating profit(loss)     $(78)        (31)           188          79

  Total interest (expense)    (19)         (1)          (131)       (151)

  Total other income (loss)     1          66             (5)         62

  Foreign exchange            (75)        -               -          (75)


  Segment net income          (60)         18             (12)       (53)
   (loss)

  Segment assets            5,724       7,975           4,130     17,829

  Eliminations in
   consolidation           (5,253)     (2,555)             -      (7,808)

  Total assets             $  471      $5,420           4,130    $10,021


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


NOTE 10.  SUBSEQUENT EVENT:

On April 16, 2002, Mack Valves renewed its loan facility with National Australia Bank Limited. This renewal resulted in an increase in the annual interest rate from 8.55% per annum to 9.1% per annum and the addition of a financial covenant on interest coverage.
                                 -15-





                      PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three months ended March 30, 2002

Net sales for the second quarter ended March 30, 2002 were $1,431,000 with a net loss of $189,000 or $.07 basic loss per share compared with net sales of $1,996,000 and net income of $21,000 or $.01 basic earnings per share for the same period last year. Lower net sales followed declines in new orders at both subsidiary operations.

New orders received in the three months ended March 30, 2002 were 16% lower than for the same period last year. This decrease was the result of an 18% decrease in new orders at Goddard Valve and a 14% decrease in new orders at Mack Valves compared with the same period last year. Goddard Valve's decrease was the result of continuing lower levels of demand for cryogenic equipment in the industrial gas industry. With only a part of its business dependent upon the industrial gas industry, Mack Valves' new orders were less affected, but also suffered from continuation of the effects of the global economic slowdown, particularly in Australia and Southeast Asia.

At March 30, 2002 the backlog of orders was 8% lower than at the end of last year's second quarter, with a decline of backlog at Goddard Valve of 21% offsetting an increase of backlog at Mack Valves of 12%.

Pretax results declined by $345,000 in the second quarter of this year compared with last year. Fully $331,000 of this decrease was caused by a decline in gross margins, as a result of decreases normally expected from lower volumes as well as increases in cost of goods resulting from under-recovery of overheads. This was particularly true at Goddard Valve, where margins, other than unrecovered overhead, have stabilized and have now begun to improve due to development of alternate sources for basic castings and machining. The remainder of the difference stems from a series of offsetting increases and decreases, including the fact that this year's second quarter expenses contained a full complement of costs for Goddard Industries Europe, whereas last year's second quarter contained none of these costs since the office did not open until May of 2001.

Six Months Ended March 30, 2002

Since Mack Valves was acquired on November 1, 2000, results for the six months ended March 31, 2001 contain only five months of Mack Valves' operations, whereas the six months ended March 30, 2002 contain six months of Mack Valves.

Net sales for the six months ended March 30, 2002 were $3,074,000 with a net loss of $312,000 or $.13 basic loss per share compared with net sales of $3,391,000 with a net loss of $53,000 or $.02 basic loss per share for the same period last year.

New orders received in the six months ended March 30, 2002 were 7% lower than for the same period last year, with new orders at Goddard Valve 9% lower than for the same period last year, and new orders at Mack Valves 6% lower than for the same period last year.

Pretax results declined by $433,000 for the first six months of this year compared with the same period last year. Of this amount, $310,000 is the result of a decline in gross margins. As was the case with second quarter results, year to date results were similarly affected by lower volumes and the impact of under-recovered overhead. The increase of $174,000 in selling, general and administrative expense was the direct result of the fact that this year's results have six months of Mack Valves and European expenses, whereas last year's results contain only five months of Mack Valves and no expenses for the European office.

In an effort to return the Company to profitability in as prompt a manner as possible, management is exploring plans to reduce operating expenses by an annual rate of up to $500,000. The reductions could take the form of substitution of stock options in lieu of salary for certain senior members of the management team; reduction of professional fees associated with being a public company; and reduction of other administrative functions within the company. No reductions are planned which would impair the Company's ability to obtain and deliver new business, or which would impair the Company's ability to produce the highest quality products and service that Goddard Industries is so well known for.


LIQUIDITY AND CAPITAL RESOURCES

On March 22, 2002, the Company entered into an agreement with Commerce Bank and Trust Company of Worcester, Massachusetts (Commerce Bank) which provides the Company with working capital, long term capital, and acquisition standby funds. This agreement replaces the agreement which had been in effect with Fleet National Bank since the acquisition of Mack Valves on November 1, 2000. The Mack Valves acquisition was financed through secured credit facilities amounting to approximately $3,668,000 furnished by Fleet National Bank and National Australia Bank Limited.

Under the new agreement with Commerce Bank, the Company may borrow up to $1,550,000 on a revolving line of credit; has obtained a loan of $700,000 secured by a mortgage against its land and building in Worcester, Massachusetts; and obtained a $1,000,000 guidance line of credit for approved acquisitions. All loans are secured by substantially all of the assets of the Company, and are subject to certain covenants.

On April 16, 2002, Mack Valves renewed its agreement with National Australia Bank Limited under substantially the same terms as its previous agreement, but with slightly higher interest rates and a financial covenant added.

At March 30, 2002, consolidated long-term debt equaled $3,275,000 of which $135,000 was short term and $3,140,000 was long-term. Commerce Bank accounts for $15,000 short-term and $1,769,000 long-term debt while National Bank of Australia Limited accounts for $111,000 short-term and $1,341,000 long-term debt. The balance of long-term debt represents capital lease obligations. At March 30, 2002 cash and cash equivalents were $605,000 and working capital was $3,559,000.

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

Management believes that the new Commerce Bank facility described above and the renewed facility with National Bank of Australia Limited will be sufficient to provide normal working capital and debt service requirements of the Company's current business on both a short-term and on a long-term basis, as well as providing some degree of ability to fund expansion through acquisition.

The Company has incurred debt, and therefore increased interest costs, as a result of its acquisition of Mack Valves, and these increased costs could have an effect on the Company's liquidity and capital resources. Management of the Company recognizes that it is necessary to return to profitability in the long term to assure continued funding of its operations. The Company plans to do so by increasing business levels, as well as by reducing its costs and expenses as mentioned above.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ form these estimates under different assumptions or conditions. Our most significant accounting policies include:

Deferred Tax Assets: Deferred tax assets arise from temporary differences between recognition of certain expenses for financial reporting and income tax purposes. Valuation allowances are established when realization of these tax assets becomes doubtful. Periodically management reviews the components of the deferred tax assets and records allowances based upon the nature of the items giving rise to them, economic conditions, and management's plans related to realization of the deferred tax assets.

Goodwill: Goodwill, created in connection with the acquisition of Mack Valves on November 1, 2000, is stated at cost. Amortization is computed over an estimated useful life of thirty years. In connection with periodic reviews of this useful life, we consider changes in the economic environment, technological advances, and management's assessment of future revenue potential.



FORWARD LOOKING INFORMATION

Information in this report includes various forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements with words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, the Company's business or the Company's management. Forward-looking statements are based largely on the Company's current expectations and projections about future events and financial trends affecting the financial condition of the business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including, among other things, general economic and business conditions, both nationally, internationally and in the Company's markets; the Company's expectations and estimates concerning the Company's future financial performance, financing plans and the effect of competition; the ability of the Company to reduce expenses as planned; capital expenditures by competitors; market acceptance of new products; the development of new competitive technologies; the ability to satisfy demand for the Company's products; the ability to achieve low cost sourcing; the availability of key components for the Company's products; the availability of qualified personnel; the impact of future acquisitions; international, national, regional and local economic and political changes; and trends affecting the cryogenic valve industry, the Company's financial condition or the results of its operations.

Given the uncertainties that attach to the Company's forward-looking statements, undue reliance should not be placed on them. The Company's actual results could differ materially from those anticipated in its forward-looking statements.

                        PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

          (10) Material Contracts
                 Loan Agreement, Security Agreement, and Mortgage and Security Agreement dated March 22, 2002 between the Company and Commerce Bank and Trust Company, Worcester, Massachusetts.

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

   Dated as of May 14, 2002


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