Form 10QSB
period 2002-06-29
GODDARD INDUSTRIES INC
filed 2002-08-13
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

            For the quarterly period ended    June 29, 2002

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

 Title of Each Class of            Number of Shares Outstanding
Common Equity Outstanding               at June 29, 2002

Common Stock, $.01 par value               2,560,684

Transitional Small Business Disclosure Format

           Yes  [  ]              No  [ X ]



                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS


                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

     Consolidated Balance Sheets - June 29, 2002
     and September 29, 2001                                          3

     Consolidated Statements of Operations - Three and Nine
     Months Ended June 29, 2002 and June 30, 2001                    5

     Consolidated Statement of Shareholders' Equity - Nine Months
     Ended June 29, 2002                                             6

     Consolidated Statement of Cash Flows - Nine Months Ended
     June 29, 2002 and June 30, 2001                                 7

     Notes to Consolidated Financial Statements                      9


Item 2     Management Discussion and Analysis                       16



PART II - OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K                         20

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                   	      June 29, 2002  September 29, 2001
               ASSETS                       Unaudited        Audited

CURRENT ASSETS:
   Cash and cash equivalents                      $  412,927     $  815,704
   Accounts receivable, net of allowances            772,616      1,198,049
   Inventories                                     2,741,959      2,645,007
   Refundable taxes on income                        192,889        222,672
   Prepaid expenses                                  105,724        166,085
   Deferred income taxes                             300,778        283,943

     TOTAL CURRENT ASSETS                          4,526,893      5,331,460

NET PROPERTY, PLANT AND EQUIPMENT                  1,624,722      1,732,675

OTHER ASSETS:
   Deferred charges                                  113,198         83,084
   Deferred income taxes - long term                 193,344        245,864
   Investment                                        250,000        250,000
   Deferred financing charges                        175,875         52,101
   Goodwill                                        2,414,618      2,239,917

     TOTAL OTHER ASSETS                            3,147,035      2,870,966

TOTAL ASSETS                                      $9,298,650     $9,935,101


             LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt           $  144,364     $2,040,771
   Accounts payable                                  534,887        727,511
   Accrued expenses                                  546,091        505,119
   Taxes payable                                     178,426         99,753
   Deferred compensation                              60,000         77,976

     TOTAL CURRENT LIABILITIES                     1,463,768      3,451,130

LONG-TERM DEBT                                     2,789,013      1,332,937
DEFERRED COMPENSATION                                423,907        439,863

SHAREHOLDERS' EQUITY:
   Capital Stock:
    Preferred stock - par value $.01 per share;
     3,000,000 shares authorized, none issued
     or outstanding at June 29, 2002.                   -
    Common stock - par value $.01 per share;
     12,000,000 shares authorized, 2,560,684
     issued and outstanding at June 29, 2002;
     3,000,000 shares authorized, 2,160,684
     issued and outstanding at
     September 29, 2001.                              25,607         21,607
   Additional paid-in capital                        700,487        498,487
   Accumulated other comprehensive income             88,857        (67,971)
   Retained earnings                               3,807,011      4,259,048

     TOTAL SHAREHOLDERS'EQUITY                     4,621,962      4,711,171

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY         $9,298,650     $9,935,101





























           The accompanying notes are an integral part of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                        For the Three For the Nine  For the Three For the Nine
                        Months Ended  Months Ended  Months Ended    Months
Ended
                               June 29, 2002       	     June 30, 2001

NET SALES                 $1,592,617   $4,666,561     $1,997,683   $5,388,476

COST OF SALES                969,276    2,977,067      1,658,488    3,673,463

GROSS PROFIT                 623,341    1,689,494        339,195    1,715,013

SELLING AND ADMINISTRATIVE
  EXPENSES                   785,703    2,255,977        769,213    2,065,853

INCOME (LOSS) FROM
  OPERATIONS                (162,362)    (566,483)      (430,018)    (350,840)

OTHER INCOME (EXPENSE):
    Interest expense         (60,658)    (190,096)       (86,992)    (238,621)
    Other income (loss), net  (7,929)      14,028         23,621       85,772
    Income(loss)on foreign
      exchange                (2,869)      (9,486)            -       (75,200)

   TOTAL OTHER
    INCOME (EXPENSE)         (71,456)    (185,554)       (63,371)    (228,049)

INCOME (LOSS) BEFORE
  INCOME  TAXES             (233,818)    (752,037)      (493,389)    (578,889)


PROVISION FOR (BENEFIT
  FROM) INCOME TAXES         (93,600)    (300,000)      (196,500)    (229,000)



NET INCOME (LOSS)          $(140,218)   $(452,037)     $(296,889)   $(349,889)


EARNINGS PER SHARE:

  Net Income(loss):
    Basic                     $(0.05)      $(0.19)        $(0.14)      $(0.16)



                 The accompanying notes are an integral part
                  of the consolidated financial statements

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
                       NINE MONTHS ENDED JUNE 29,2002
                                Unaudited
                                                             Accum.
                           Additional  Compre-             Other Com-
                     Common  paid-in   hensive   Retained  prehensive
                     stock   capital   income    earnings    income    Total

Balance at
 September 29, 2001

 2,160,684 shares   $21,607  $498,487          $4,259,048  $(67,971) 4,711,171

Net loss               -         -    (452,037)  (452,037)     -      (452,037)

Other comprehensive
 income:
  Foreign currency
   translation, net of
   taxes of $(105,000) -         -     156,828       -      156,828    156,828

Comprehensive loss                    (295,209)

Proceeds from sale of
 common stock
   400,000 shares     4,000   396,000     -          -         -       400,000

Payment of private
 placement costs       -     (194,000)    -          -         -      (194,000)


Balance at
 June 29, 2002

 2,560,684 shares   $25,607  $700,487     -    $3,807,011  $ 88,857 $4,621,962










                 The accompanying notes are an integral part
                  of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                              For the Nine Months Ended
                                            June 29, 2002    June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating loss                        $ (452,037)       $ (349,889)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Gain on disposal of assets                    -               (3,798)
    Depreciation and amortization              356,134           295,701
    Deferred income taxes                      108,981          (110,157)
    Changes in assets and liabilities:
      Accounts receivable                      490,774          (187,109)
      Inventories                               17,717          (140,000)
      Refundable income taxes                   85,876           308,143
      Prepaid expenses and other                63,899           (21,866)
      Accounts payable                        (233,130)          200,454
      Accrued expenses                           2,387           (90,934)
      Income taxes payable                      72,410            21,247
      Deferred compensation                    (37,100)          (18,386)

        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                  257,949           (96,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred charges                             (30,945)           92,227
  Property, plant and equipment additions      (90,128)          (64,517)
  Proceeds from sale of equipment                 -               15,752
  Investment in net assets of
   subsidiary, net of cash                        -           (4,109,380)

    NET CASH USED IN INVESTING
     ACTIVITIES                               (121,073)       (4,065,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt               1,060,172         3,673,800
  Repayments of long term debt              (1,693,961)         (245,361)
  Financing Fees Deferred                     (141,263)          (58,422)
  Issuance of common stock                     206,000            10,273

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES                     (569,052)        3,380,290

EFFECT OF EXCHANGE RATE CHANGES ON CASH         29,399            (1,815)

NET (DECREASE) IN CASH                        (402,777)         (784,037)

CASH AND EQUIVALENTS - BEGINNING               815,704         1,630,711
CASH AND EQUIVALENTS - ENDING               $  412,927        $1,658,721

            Supplemental Disclosures of Cash Flow Information

CASH PAID DURING THE PERIOD:
  Interest                                    $167,096          $234,599
  Income taxes                                $129,923              -











































                 The accompanying notes are an integral part
                  of the consolidated financial statements

                     GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 29, 2002
                                 (UNAUDITED)

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

Asset Impairment:
In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.


NOTE 2.  BASIS OF PRESENTATION:

The accompanying financial statements include the accounts of Goddard Industries, Inc. (Industries), its wholly-owned subsidiaries Goddard Valve Corporation (Goddard Valve), Goddard Management Company, Inc. and Mack Valves Pty Ltd (Mack Valves) (collectively, the Company). The results of Mack Valves operations are reported for the period beginning with the date of its acquisition on November 1, 2000. Goddard Management Company, Inc., incorporated on July 29, 1999, was dissolved during the quarter ended June 29, 2002.

All material intercompany transactions have been eliminated.


NOTE 3.  INVENTORIES:

Consolidated inventories are comprised of:
                                            June 29,	     September 29,
                                              2002             2001

      Finished goods                       $2,227,887       $2,171,206
      Work in process                         120,302          109,169
      Raw materials                           393,770          364,632

                                           $2,741,959       $2,645,007

NOTE 4.  LONG-TERM DEBT:

On March 22, 2002, the Company entered into a Loan Agreement with Commerce Bank and Trust Company which includes a $1,550,000 revolving line of credit ("Revolver"); a $700,000 real estate mortgage loan ("Mortgage"); and a $1,000,000 acquisition guidance line of credit ("Acquisition Loan"). These facilities replaced all of the Company's previously existing facilities at Fleet National Bank. The Revolver is committed for two years at a time with an annual review, with a floating interest rate at the bank's prime rate plus 1.5%

The Mortgage is for a ten year term with a twenty year amortization schedule. Interest is fixed at 8% for the first five years, after which the rate reverts to the bank's prime rate plus 1.5%. The terms of the Acquisition Loan are to be negotiated at the time the loan is activated. All loans are secured by substantially all the properties of the Company and are subject to certain covenant requirements, the most restrictive of which relate to minimum tangible net worth and maximum leverage ratios. On March 22, 2002, in a non-cash transaction to the Company, the notes payable to Fleet National Bank, with balances aggregating $1,798,333, were repaid from the proceeds of the Commerce Bank and Trust Company financing.

On April 16, 2002, Mack Valves renewed its loan facility with National Australia Bank Limited. This renewal resulted in an increase of .45 percentage points in the facility fee that is charged by the bank, and the addition of a financial covenant on interest coverage.

At June 29, 2002, long-term debt consisted of the following:
                                                       LONG-TERM      CURRENT
Mortgage payable, Commerce Bank and Trust Company, due
in 120 monthly installments of approximately $5,900
including interest at 8% for the first five years and
then at the bank's prime rate plus 1.5% thereafter.    $ 681,566       $15,000

Revolving line of credit, Commerce Bank and Trust
Company, bearing interest at the bank's prime rate
plus 1.5%, due in March 2004.                            696,325          -

Note payable, National Australia Bank, due in
quarterly installments of approximately A$71,000
($40,000) including interest at 9.30% through
November 2005. (Denominated in AUD.)                     368,989       119,208

Revolving line of credit, National Australia Bank,
current rate of 6.35%, through October 2005.
Commencing November 1, 2005 quarterly payments
of principal plus interest in amounts sufficient
to amortize the then outstanding balance by
October 31, 2010.  Interest may not exceed 10.00%
for the life of the loan. (Denominated in AUD.)        1,013,040          -

Capital lease obligations for machinery.
(Denominated in AUD.)                                     29,093        10,156

                                                      $2,789,013     $ 144,364
All of the above bank debt is secured by substantially all assets of the Company.
                                   - 11 -


NOTE 5.  INCOME TAXES:

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                             June 29,     September 29,
                                               2002           2001
   Deferred tax assets:
     Deferred compensation                $  198,000      $  198,000
     Capital loss carry forward              167,700         167,700
     Inventory valuation                     142,800         142,800
     Foreign currency exchange                  -             46,000
     Accrued salaries and long service leave  86,000         100,900
     Bad debts                                22,000          28,300
     Foreign tax credit carry forward        108,500          93,000
     Net operating loss carry forward         74,000          37,000
     Other                                    18,322           2,307

       Total gross deferred tax assets       817,322         816,007

   Deferred tax liabilities:
     Depreciation                            (88,300)        (88,300)
     Amortization                            (30,200)        (30,200)
     Foreign currency exchange               (37,000)           -

        Total gross deferred tax
         liabilities                        (155,500)       (118,500)

      Deferred tax asset before valuation
         allowance                           661,822         697,507

   Less valuation allowance                 (167,700)       (167,700)

                                            $494,122        $529,807

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

                                        Nine Months ended June 29,2002
                                        (Loss)     Common Shares    EPS

Basic EPS:
   Income available to common
      shareholders                    $(452,037)     2,428,816   $(0.19)

Diluted EPS are not applicable for a period in which a loss is reported.

                                      Three Months ended  June 29,2002
                                         (Loss)     Common Shares    EPS

Basic EPS:
   Income available to common
      shareholders                    $(140,218)     2,560,684   $(0.16)

Diluted EPS are not applicable for a period in which a loss is reported.

                                        Nine Months ended June 30,2001
                                        (Loss)     Common Shares    EPS

Basic EPS:
   Income available to common
      shareholders                    $(349,899)     2,154,410   $(0.16)

Diluted EPS are not applicable for a period in which a loss is reported.

                                       Three Months ended June 30,2001
                                        Income     Common Shares    EPS
Basic EPS:
   Income available to common
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

Summarized segment financial information for the nine months ended June 29, 2002, in thousands of dollars, is as follows:

                                      Western
                         Corporate   Hemisphere   Asia/Pacific   Total

  Sales to external
    Customers                 -       $2,395        $2,272      $4,667
  Intercompany sales                      39            95         134

  Total sales                 -       $2,434        $2,367      $4,801

  Operating profit          (413)        (66)          (87)       (566)

  Total interest (expense)   (27)         (4)         (159)       (190)

  Total other income (loss)    3          15           (16)          2

  Foreign exchange             -          (8)           11           3


  Segment net (loss)        (182)        (38)         (232)       (452)


  Segment assets           7,806       7,902         4,324      20,032

  Eliminations in
   consolidation          (6,696)     (3,909)         (128)    (10,733)

  Total assets            $1,110      $3,993        $4,196      $9,299

Summarized segment financial information for the nine months ended June 30, 2001, in thousands of dollars, is as follows:
                                        Western
                         Corporate   Hemisphere   Asia/Pacific   Total
                                                  (five months)
  Sales to external
    Customers                 -        $2,821         $2,567      $5,388

  Operating profit(loss)    $(156)       (387)           192        (351)

  Total interest (expense)    (28)         (2)          (209)       (239)

  Total other income (loss)     -          70             16          86

  Foreign exchange            (75)         -              -          (75)


  Segment net income          (86)       (194)           (70)       (350)
   (loss)

  Segment assets            6,000       7,369          4,280      17,649

  Eliminations in
   consolidation           (5,457)     (2,352)            -       (7,809)

  Total assets             $  543      $5,017         $4,280      $9,840






NOTE 9  CAPITAL STOCK

On October 31, 2001, the stockholders of the Company approved resolutions to amend the corporation's Restated Articles of Organization to increase the number of shares of the Company's common stock authorized to be issued from 3,000,000 to 12,000,000 shares and to authorize 3,000,000 shares of a new class of preferred stock, as yet undesignated as to series.

In December 2001, the Company initiated an offering of common stock, and warrants to purchase common stock, on a private placement basis in order to raise up to $3,000,000 of equity capital to fund its acquisition strategy and working capital needs. In the offering, each share of common stock and each warrant, which is exercisable for an additional share of common stock, comprise one unit (each a Unit). Units are being offered at $1.00 per Unit, with the warrants exercisable at $2.00 per share of common stock. On December 28, 2001, the Company consummated an initial closing of the private placement at which certain executive officers and directors of the Company purchased Units for an aggregate purchase price of $400,000. Expenses associated with the private placement, totaling $194,000, have been charged to additional paid-in capital during the quarter ending December 29, 2001.

                      PART I - FINANCIAL INFORMATION


Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three months ended June 29, 2002

Net sales for the third quarter ended June 29, 2002 were $1,593,000 with a net loss of $140,000 or $.05 basic loss per share, compared with net sales of $1,998,000 and net loss of $297,000 or $.14 basic loss per share for the same period last year. Last year's third quarter results included a one-time charge to cost of goods of $192,000 for slow-moving inventories at the Company's Goddard Valve subsidiary.

New orders received in the three months ended June 29, 2002 were 27% lower than for the same period last year. This decrease was the net result of a 35% decrease in new orders at Goddard Valve and an 18% decrease in new orders at Mack Valves compared with the same period last year. Goddard Valve's decrease was the result of continuing lower levels of demand for cryogenic equipment in the industrial gas industry. With only a part of its business dependent upon the industrial gas industry, Mack Valves' new orders were less affected, but also suffered from continuation of the effects of the global economic slowdown, particularly in Australia and Southeast Asia.

At June 29, 2002 the backlog of orders was 26% lower than at the end of last year's third quarter, with a decline of backlog at Goddard Valve of 37% and a decline of backlog at Mack Valves of 14%.

The improvement in pretax results of $260,000 in the third quarter of this year compared with last year was primarily the result of an improvement in gross margins of $284,000, offset slightly by higher selling and administrative costs. Of the $284,000 gross margin improvement, $92,000 resulted from lower unit costs and $192,000 from the one time reserve taken in last year's third quarter against slow moving inventory. The gross margin improvement was achieved on a lower sales base, thus showing overall improvement in efficiency. Earlier this year, the Company began a policy of selective component sourcing from Mack Valves, where the costs of raw casting and machining labor are lower than at Goddard Valve in the United States. Mack Valves is fully capable of producing components which meet the Company's exacting standards, but at lower cost. These lower cost components are now beginning to appear in valves shipped from Goddard Valve, with the result that the Company is beginning to achieve an anticipated decrease in costs of goods.

At the end of May 2002, actions were taken to reduce the Company's expense base
- particularly in the United States - because of lower business levels. These actions consisted of substituting stock options for salary for certain senior members of the management team; substituting stock options for fees for directors of the company; reducing professional fees associated with being a public company; and reducing administrative functions within the company. Management believes that no reductions were made which will impair the Company's ability to obtain and deliver new business or to produce high quality products and services.

Nine months ended June 29, 2002

Since Mack Valves was acquired on November 1, 2000, results for the nine months ended June 30, 2001 contain only eight months of Mack Valves' operations, whereas the nine months ended June 29, 2002 contain nine months of Mack Valves operations.

Net sales for the nine months ended June 29, 2002 were $4,667,000 with a net loss of $452,000 or $.19 basic loss per share, compared with net sales of $5,388,000 with a net loss of $350,000 or $.16 basic loss per share for the same period last year.

New orders received in the nine months ended June 29, 2002 were 16% lower than for the same period last year, with new orders at Goddard Valve 19% lower than for the same period last year and new orders at Mack Valves 12% lower than for the same period last year.

Pretax results declined by $173,000 for the first nine months of this year compared with the same period last year. The relative improvement in third quarter pre-tax results described above was more than offset by the unfavorable difference for the first six months of this year's operations compared with last year's. The $173,000 year to year pre-tax difference was made up of:
$26,000 unfavorable difference in gross margins; $190,000 of unfavorable difference in selling and administrative expenses; and a favorable improvement of $42,000 in other expense. The unfavorable difference of $190,000 in selling and administrative expenses was affected by having a full nine months of Mack Valves and European expenses in this year's results compared to having only eight months of Mack Valves and one month of European office expense in last year's results. The improvement of $42,000 in other expense is the net result of: a year to year improvement in interest costs of $48,000; a $66,000 improvement resulting from a foreign exchange loss of $9,000 in the first nine months of this year compared to foreign exchange losses of $75,000 in the same period last year arising from a foreign exchange contract entered into to protect the US dollar value of the Mack Valves acquisition; and a $72,000 decline in other income that included $36,000 lower interest income and a loss of $31,000 rental income in the first nine months of this year compared with last year. The loss of rental income resulted from our former tenant moving its operations to another facility.

LIQUIDITY AND CAPITAL RESOURCES

On March 22, 2002, the Company entered into an agreement with Commerce Bank and Trust Company of Worcester, Massachusetts (Commerce Bank) which provides the Company with working capital, long-term capital, and acquisition standby funds. This agreement replaces the agreement which had been in effect with Fleet National Bank since the acquisition of Mack Valves on November 1, 2000. The Mack Valves acquisition was financed through secured credit facilities amounting to approximately $3,668,000 furnished by Fleet National Bank and National Australia Bank Limited.

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

At June 29, 2002, consolidated long-term debt equaled $2,933,000, of which $144,000 was short term and $2,789,000 was long-term. Commerce Bank accounts for $15,000 short-term and $1,378,000 long-term debt while National Bank of Australia Limited accounts for $119,000 short-term and $1,382,000 long-term debt. The balance of long-term debt represents capital lease obligations. At June 29, 2002 cash and cash equivalents were $413,000 and working capital was $3,063,000.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most significant accounting policies include:

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

Goodwill: Goodwill, created in connection with the acquisition of Mack Valves on November 1, 2000, is stated at cost. Amortization is computed over an estimated useful life of thirty years. In connection with periodic reviews of this useful life, we consider changes in the economic environment, technological advances, and management's assessment of future revenue potential.
As described in note 1, adoption of SFAS nos. 141 and 142 will require the Company to conduct annual testing for impairment of goodwill. The carrying value and valuation of these assets is dependant upon estimates of future earnings and benefits that the Company expects to generate. If our expectations of future results are significantly diminished, under SFAS 141 and 142, intangible assets and goodwill may be impaired, and resulting charges to operations could be material.

FORWARD LOOKING INFORMATION

Information in this report includes various forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements with words such as "believe," "may," "will,"
"estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, the Company's business or the Company's management. Forward-looking statements are based largely on the Company's current expectations and projections about future events and financial trends affecting the financial condition of the business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including, among other things: general economic and business conditions, both nationally, internationally and in the Company's markets; the Company's expectations and estimates concerning the Company's future financial performance, financing plans and the effect of competition; the ability of the Company to reduce expenses as planned without impairing its core business operations; capital expenditures by competitors; market acceptance of new products; the development of new competitive technologies; the ability to satisfy demand for the Company's products; the ability to achieve low cost sourcing, including from Mack Valves to Goddard Valve; the availability of key components for the Company's products; the availability of qualified personnel; the impact of future acquisitions; international, national, regional and local economic and political changes; and trends affecting the cryogenic valve industry, the Company's financial condition or the results of its operations.

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

   Dated as of August 13, 2002


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