Form 10KSB
period 2002-09-28
GODDARD INDUSTRIES INC
filed 2002-12-27
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB

(Mark One)
[X]            Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 28, 2002

                                     or

[  ]  Transition Report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Transition Period from __________ to ___________.

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


Securities registered under Section 12(b) of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X]

The registrant's net revenues for its most recent fiscal year are $6,435,781.

The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at December 17, 2002 was approximately $512,137, based on the mean of the high and low sale prices on that date as reported by the OTC Bulletin Board.

As of  December  13, 2002,  there were outstanding  2,560,684 shares of Common Stock, par value $.01 per share.

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

Products are designed, manufactured, and sold by the Company's global network which currently includes: Goddard Valve Corporation of Worcester, Massachusetts; Mack Valves Pty Ltd of Melbourne, Australia, with branch offices throughout Australia; and Goddard Industries Europe, located in Oxford, England. Products are also marketed through sales representatives and distributors where the Company does not have direct coverage.

Goddard Valve Corporation ("Goddard Valve") designs, manufactures and sells cryogenic gate, globe and check valves and control devices required for the handling of liquefied oxygen, nitrogen, liquefied natural gas, and other liquefied gases. Additionally, Goddard Valve has developed a manifold system to allow addition of controls to a cryogenic tank as a single unit. The principal markets for Goddard Valve's cryogenic products historically have been industrial gas producers and manufacturers of cryogenic tanks and transport trailers. In more recent years, markets for special cryogenic valves have developed for use on tanks required by the semi-conductor manufacturing and medical technology industries. Goddard Valve distributes its cryogenic valves directly in the United States, through Mack Valves Pty Ltd in Australia and Southeast Asia, and through independent sales representatives in the rest of the world.


Mack Valves Pty Ltd ("Mack Valves") is located in Melbourne, Australia, and has sales offices in Queensland, New South Wales, South Australia, and sales representatives throughout Asia. Mack Valves produces a range of cryogenic valves, a range of safety and relief valves, and a range of water, steam, fire service and industrial valves. The Mack Automatic Control Valve and supporting valve products are used extensively in clean water, fire prevention, mining and other industrial applications. The cryogenic valve line produced at Mack, which consists of bronze ball, globe, safety, relief, and diverter valves, is largely complementary to that of Goddard Valve. The Company believes that Mack Valves has a dominant share of the Australian market for its full range of products and a significant position in Southeast Asia. Mack Valves was acquired by the Company on November 1, 2000. See Note 1 to the financial statements for further information on the acquisition of Mack Valves.

Goddard Industries Europe ("Goddard Europe") was formed in May 2001, in Oxford, England. It was established to service existing European cryogenic valve customers, to identify and help acquire strategically compatible companies and to establish a base of operations in the European market for all of the Company's products.

Since valves are components of pressure containment systems, they typically require certification and approval of various national or regional standard-setting authorities. Thus, our valves may need to be designed for service under the specifications of various jurisdictions. All valves manufactured by Goddard Valve meet ASME standards and are CSA approved. In addition, most of Goddard Valve's full product range has received certification to use the CE-Mark (European) designation. Those already certified include all bronze globe, gate and swing check valves and all stainless steel globe, gate and swing check valves. Submitted for and awaiting approval are three and four-inch stainless steel swing check valves and six-inch stainless steel gate valves. All of Mack Valves' products meet all Australian standards.

Four years ago, the Company's Board of Directors approved a strategic growth plan that focuses the Company's resources on its strengths in valve technology and manufacturing, particularly in cryogenic valves. That plan calls for investment in product lines and businesses which would expand the Company's position in cryogenic and industrial valve markets throughout the world, and disposition of all non-manufacturing assets.

This plan resulted in the disposition of the Company's plumbing supplies division (Webstone, Inc.) in 1999, the acquisition of Mack Valves in November of 2000, and the creation of Goddard Industries Europe in May of 2001. In December of 2001, the company formed Goddard Cryogenics, created to bring a single management focus to bear on the Company's cryogenic valve resources worldwide.


     Sources of Supply.

Raw materials for Goddard Valve and Mack Valves consist of stainless steel, aluminum, bronze and cast iron castings and bar stock, all of which are available from a variety of regular and competitive suppliers. The Company does not anticipate difficulty in obtaining sufficient raw materials for that business.


     Dependence upon Principal Customers.

In the fiscal year ended September 28, 2002 (FY2002), the Company's largest single customer accounted for 11% of sales compared with 7% in FY2001; the next three largest customers accounted for 5%,5% and 4% of sales, compared with 9%, 3% and 4%, respectively, of sales in FY2001. These same four customers accounted for 22%, 10% 9% and 8% of Goddard Valve sales in FY2002, compared with 12%, 18%, 6% and 8%, respectively, of Goddard Valve sales in FY2001.

The addition of Mack Valves, with a customer base much broader than Goddard Valve's, has reduced the Company's dependence on individual customers, as has the fact that the Company now has long term contracts as preferred supplier with three major industrial gas companies and has recently been approved for a fourth. In the past, only one such contract was in place. However, any loss or significant decrease in business from its principal customers would have an adverse effect on the business of the Company.


     Backlog.

The dollar amount of the Company's backlog of orders believed to be firm at September 28, 2002 was $576,000, down 9.2% from last year's ending backlog. The Goddard Valve backlog declined 29.3% from a year earlier, whereas the Mack Valves backlog increased 14.9% over a year earlier.


     Competition.

All aspects of the Company's business are highly competitive. The Company believes there are between six and eight principal competitors in the global cryogenic valve business. Goddard Valve, and the cryogenic portion of Mack Valves, compete on the basis of product performance, dependability, and price. In the last few years, foreign competitors have been more aggressive in pursuing business in the United States. The Company believes that Goddard Valve's competitive position within the industry is strong, although there can be no assurance that that situation will continue.

Mack Valves has many competitors for water and industrial valves, throughout the world.


     Research and Development.

During fiscal year 2002 the Company spent approximately $307,000, or 4.8% of sales, of which Goddard Valve spent $248,000, or 7.7% of its sales, on all engineering projects, including Company-sponsored research and development of cryogenic valves. Six employees of the Company work full or part time on these projects. R & D expenditures were made on new products and refreshment of existing products. Management believes that continued expenditure in R & D is vital to the Company's future and has elected to continue R & D projects despite recent years' declines in revenues. During fiscal year 2001, the Company spent $349,000 or 4.7% of sales for research and development.

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

     Employees.

As of December 20, 2002, the Company had a total of 88 full-time employees and one regular part-time employee.



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

In addition, the Company leases a small office in Oxford, England, the site of Goddard Europe, as a tenant-at-will.

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

None.

                            PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

The Company's common stock is traded in the over-the-counter market on the OTC Bulletin Board. As of December 13, 2002, there were approximately 544 holders of the Company's common stock. The quarterly high and low bid prices of the Company's common stock for the two fiscal years ending September 28, 2002 and September 29, 2001 are set forth below. Prices are based upon quotations from the OTC Bulletin Board.

                    FISCAL 2002 BID PRICES

                             High       Low

Quarter Ending 12/29/01     $. 56      $.50
                3/30/02     $ .95      $.65
                6/29/02     $. 55      $.35
                9/28/02     $. 51      $.39


                    FISCAL 2001 BID PRICES

                             High       Low

Quarter Ending 12/30/00     $1.5625    $.875
                3/31/01     $1.3125    $.75
                6/30/01     $1.02      $.52
                9/29/01     $1.05      $.75


The preceding bid prices reflect interdealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The Company has paid stock dividends from time to time in the past and paid a single cash dividend of $.03 per share in February, 1998.


ITEM 6.   Management's Discussion and Analysis.

Results of Operations - Fiscal Year 2002 Compared to Fiscal Year 2001

Net sales for the fiscal year ended September 28, 2002 were $6,436,000 with a net loss of $540,000, or $0.22 per share, compared with net sales of $7,429,000 with a net loss of $469,000, or $0.22 per share, for the prior year. The 13% reduction in year to year sales reflects the decline in capital spending for capital equipment in the industrial gas industry specifically, as well as the general decline in process industries worldwide.

The increase in operating loss of $208,000 between FY2001 and FY2002 was primarily the result of lower volume. Taking into account an increase of $168,000 in inventory reserves at the Company's Goddard Valve subsidiary in

FY2001, however, the effective difference in operating loss between FY2001 and FY2002 would increase from $208,000 to $376,000. The $376,000 effective difference is made up of a reduction of $320,000 in gross margins because of lower volume, a reduction of $91,000 in gross margins because of increases in cost of goods as a percentage of sales from an effective 65.5% to 66.6%, and an improvement of $36,000 in Selling, General and Administrative expenses.

Analyzed by subsidiary operation, the effective $376,000 increase in operating loss between FY2001 and FY2002 was the result of an increase in losses at Goddard Valve of $82,000, a difference in operating results at Mack Valves of $287,000, and an increase in Corporate expenses of $6,000.

Goddard Valve sales were 16% lower in FY2002 than in FY2001. Goddard Valve's sales are wholly derived from the industrial gas industry, where the declines in capital spending have now entered a fourth consecutive year. Reductions in Selling, General and Administrative expenses at Goddard Valve of $151,000 were not sufficient to cover a decrease of $134,000 in gross margin caused by lower volume and a decrease of $99,000 in gross margin caused by an increase in cost of goods. The increase in cost of goods was also a function of lower volume, since overheads were not recovered fully at the lower volumes.

At Mack Valves, sales declined by 11% between FY2001 and FY2002. Gross margins decreased by $176,000, comprised of $132,000 from lower sales, and $45,000 from an increase in cost of goods. The higher cost of goods is principally attributable to under absorption of overhead at lower volume. Selling, General and Administrative costs increased $110,000, resulting in a total reduction in operating income of $286,000. Actions have been taken at Mack Valves to reduce expenses commensurate with lower sales, including elimination of redundancies and the closure of the Malaysian sales office where sales have been substantially affected by the economic slowdown in Southeast Asia.

Orders received during FY2002 were 11% lower than the previous year, with a 17% decline at Goddard Valve and a 5% decline at Mack Valves. As reported above, these declines reflect the decline in capital spending in the industrial gas business specifically, as well as the general decline in process industries worldwide. For the fourth consecutive year, worldwide construction of air separation plants has declined, following the aggressive expansion in capacity in the industry in the period preceding 1998. Similarly, construction of new transport trailers and storage tanks has also remained flat or declined, as the major air separation companies opt to refurbish rather than replace. These circumstances have had a significant impact on Goddard Valve, which is wholly dependent upon the industrial gas industry. In contrast, approximately 20% of Mack Valves sales are to the industrial gas industry. The remaining 80% are dependent upon capital spending in the clean water sector and industrial process market, both of which have slowed down as a result of depressed economies in Australia and Southeast Asia. While the Company hopes for a return to more robust global growth, it cannot predict when that will occur. Management believes that during this period of declining sales, the Company actually has increased its market share in the industrial gas industry, as Goddard Valve was named preferred supplier by three major industrial gas producers and was recently notified by a fourth of this distinction. In each case the Company has received, or will receive, long term contracts to supply specific valves. The Company is well positioned to grow when growth returns within the industrial gas industry.
                                     - 8 -


In an effort to reduce expenses to be in line with lower volumes, the Company has taken a series of actions throughout the year. In October, 2001, at Goddard Valve and Corporate headquarters, management salaries were reduced by 10%, all other salaries were frozen, and the workforce reduced. In May, 2002, personnel redundancies were eliminated at Mack Valves. Also in May, 2002, the Company instituted a program of substituting stock options for a portion of salary for certain senior members of the management team; substituting stock options for cash fees for directors of the Company; reducing professional fees associated with being a public company; and further reductions of administrative functions within the Company.

To lower the cost of goods, the Company has implemented a policy of selective component sourcing from Mack Valves, where the costs of raw castings and machining are lower than at Goddard Valve in the United States. Mack Valves is fully capable of producing components which meet the Company's exacting standards, but at lower cost. These lower cost components are now beginning to appear in valves shipped from Goddard Valve, with the result that the Company is beginning to achieve an anticipated decrease in costs of goods, notwithstanding the increases in overhead caused by lower volumes. Management expects this to be reflected in higher gross margins in the future.


Results of Operations - Fiscal Year 2001 Compared to Fiscal Year 2000

Net sales for the fiscal year ended September 29, 2001 were $7,429,000 with a net loss of $469,000 or $0.22 per share compared with net sales of $3,813,000 and net income of $161,000 or $.07 per share for the prior year. The nearly doubling of sales was primarily the result of additional sales from Mack Valves, which was acquired on November 1, 2000. Goddard Valve sales increased by 1.3% over last year. Only eleven months of Mack Valves sales are included in the results of FY2001.

The operating loss in FY2001 was $490,000 versus operating income of $114,000 in FY2000, for a $604,000 difference. Fully $620,000 of the difference can be attributed to Goddard Valve, where tightening of product margins and increased reserves against slow moving inventories reduced gross margins substantially. The operating income of $212,000 at Mack Valves was offset by increases in expenses of $196,000 associated with the building of our global infrastructure at the corporate level and the opening of the Goddard Industries Europe office. The Mack Valves performance includes charges of $71,000 for goodwill amortization associated with the acquisition.

More than 25% of the $620,000 operating income difference at Goddard Valve is attributed to an increase of $168,000 in slow moving inventory reserves. The remainder of the difference was substantially the result of lower margins as costs at Goddard Valve rose under the impact of lower volume levels in the first three quarters, and as material and labor costs increased throughout the year. In addition, aggressive prices of recently won contracts had not yet been matched by planned lower costs, resulting in lower margins. The Company began a comprehensive plan to lower Goddard Valve's cost of goods by sourcing components from lower cost sources, without compromising quality or delivery performance. Mack Valves figures prominently in this effort.

In addition to these measures, further steps were taken at the beginning of October 2001 to reduce expenses at Goddard Valve and our principal corporate office in Worcester, Massachusetts. These included the reduction of five personnel (about 15% of the workforce at Goddard Valve), a reduction of 10% of all senior Goddard Valve and corporate management salaries, a freeze on wages of all non-management personnel, and other selected expense reductions.

Other Expense for FY2001 was $254,000 compared with Other Income of $144,000 during FY2000. The resulting year to year change of $398,000 was principally the result of $266,000 of higher interest expense associated with loans incurred for the acquisition of Mack Valves, $33,000 greater loss on foreign exchange, and $97,000 of income received last year under a management agreement with another company which was no longer in effect this year.

Orders received during FY2001 were 85% higher than the previous year, with the increase the net result of adding eleven months of orders received at Mack Valves, offset by a slight decline of 2.9% at Goddard Valve. Quarterly orders received by Goddard Valve increased successively in each of the first three quarters of FY2001, and although the fourth quarter declined from the third quarter, it was 10.8% above the same period of the previous year. The still unbelievable attacks on the World Trade Center and the Pentagon on September 11, 2001 had an unfortunate impact on the level of business at Goddard Valve, as the industrial gas industry followed other sectors of the economy in a slowdown in the fourth quarter of FY2001. Management believes that orders remained above last year's level in the fourth quarter despite the slowdown because of three long-term preferred supplier contracts with major industrial gas customers, resulting in improvements in our overall market share.


Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note 2 to the financial statements. However, certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon historical experience, the terms of existing contracts, observation of trends in the industry, information obtained from customers and outside sources, and various other assumptions that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting policies include:

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

Asset Impairment: In accordance with SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis. Management has carried out the appropriate cash analysis and determined that there is no impairment of assets.


Liquidity and Capital Resources

On March 22, 2002, the Company entered into an agreement with Commerce Bank and Trust Company of Worcester, Massachusetts ("Commerce Bank") which provides the Company with working capital, long-term capital, and acquisition standby funds. This agreement replaces the agreement which had been in effect with Fleet National Bank since the acquisition of Mack Valves on November 1, 2000. The Mack Valves acquisition was financed through secured credit facilities amounting to approximately $3,668,000 furnished by Fleet National Bank and National Australia Bank Limited.

Under the new agreement with Commerce Bank, the Company may borrow up to $1,550,000 on a revolving line of credit; has obtained a loan of $700,000 secured by a mortgage against its land and building in Worcester, Massachusetts; and has obtained a $1,000,000 guidance line of credit for approved acquisitions. All loans are secured by substantially all of the assets of the Company, and are subject to certain covenants, the most restrictive of which relate to tangible net worth, leverage ratios and a restricted cash deposit of $200,000.

On April 16, 2002, Mack Valves renewed its agreement with National Australia Bank Limited under substantially the same terms as its previous agreement, but with slightly higher interest rates and a financial covenant added.

At September 28, 2002, consolidated long-term debt equaled $3,191,000, of which $151,000 was short term and $3,039,000 was long-term. Commerce Bank accounts for $15,000 short-term and $1,710,000 long-term debt while National Bank of Australia Limited accounts for $136,000 short-term and $1,295,000 long-term debt. The remainder of long-term debt represents capital lease obligations. At September 28, 2002, cash and cash equivalents were $301,000, and working capital was $3,290,000.

The Company has incurred debt, and therefore increased interest costs, as a result of its acquisition of Mack Valves, and these increased costs could have an effect on the Company's liquidity and capital resources. However, Management believes that the Commerce Bank facility described above and the renewed facility with National Bank of Australia Limited will be sufficient to provide normal working capital and debt service requirements of the Company's current business, and provide some degree of ability to fund expansion through acquisition.

Management of the Company recognizes that it is necessary to return to profitability in the long term to assure continued funding of its operations. The Company plans to do so by increasing business levels, as well as by reducing its costs and expenses as mentioned above.


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized, and that goodwill and intangible assets with indefinite lives be tested at least annually for impairment, rather than being amortized. Upon adoption of SFAS Nos. 141 and 142 the Company will stop amortization of goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company currently has goodwill and other intangible assets on its balance sheet. The Company is required to adopt SFAS Nos. 141, and 142 on September 29, 2002, and their application will first be reflected in the Company's 10-QSB filing for the first quarter of its fiscal year 2003. Prior to its adoption of these standards, management has made a preliminary review of the impact of adopting these new standards and expects that there will be no impairment or other negative impact.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supersedes SFAS No. 121. The Company is required to adopt SFAS No. 144 on September 29, 2002, and the application will first be reflected in the Company's 10-QSB filing for the first quarter of its fiscal year 2003.

Prior to its adoption of these standards, management has made a preliminary review of the impact of adopting these new standards and expects that there will be no impairment or other negative impact.

In October 2001, the Financial Accounting Standards Board also issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The Company does not hold any assets affected by this statement, and it is not expected to have a material impact on the Company's financial statements.


Forward Looking Information

Information in this report includes various forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements with words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, the Company's business or the Company's management. Forward-looking statements are based largely on the Company's current expectations and projections about future events and financial trends affecting the financial condition of the business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including, among other things: general economic and business conditions, both nationally, internationally and in the Company's markets; the Company's expectations and estimates concerning the Company's future financial performance, financing plans and the effect of competition; the ability of the Company to reduce expenses as planned without impairing its core business operations; capital expenditures by competitors; market acceptance of new products; the development of new competitive technologies; the ability to satisfy demand for the Company's products; the ability to achieve low cost sourcing, including from Mack Valves to Goddard Valve; the availability of key components for the Company's products; the availability of qualified personnel; the impact of possible future acquisitions; international, national, regional and local economic and political changes; and trends affecting the cryogenic valve industry, the Company's financial condition or the results of its operations.

Given the uncertainties that attach to the Company's forward-looking statements, undue reliance should not be placed on them. The Company's actual results could differ materially from those anticipated in its forward-looking statements.



ITEM 7.      Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part III, Item 13 in this report.



ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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



ITEM 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.

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



ITEM 13.      Exhibits and Reports on Form 8-K.

(a)(1)    Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull &
               Bitsoli, P.C. dated November 23, 2002. (See page 24 hereof.)

          2. Report of Stockford Audit & Assurance Services, dated December 23, 2002, and consent. (See pages 25 and 26 hereof.)

          3.   Consolidated Balance Sheets as of September 28,
               2002 and September 29, 2001. (See page 27 and 28 hereof.)

          4. Consolidated Statement of Operations for the fifty-two weeks ended September 28, 2002, September 29, 2001, and September 30, 2000. (See page 29 hereof.)

          5. Consolidated Statements of Stockholders' Equity for the fifty-two weeks ended September 28, 2002, September 29, 2001 and September
               30, 2000.  (See pages 30 and 31 hereof.)

          6.   Consolidated Statements of Cash Flows for the
               for the fifty-two weeks ended September 28,
               2002, September 29, 2001 and September
               30, 2000.   (See pages 32 and 33 hereof.)

          7.   Notes to the Consolidated Financial
               Statements.  (See pages 34-49 hereof.)


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

          (a)(5)    Articles of Amendment to Restated
               Articles of Organization dated December 18, 2001. (Filed as
               Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 29, 2001.)*

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


     (11) Statement Re Computation of Per Share Earnings.
          The Statement Re Computation of Per Share Earnings is set forth in Note 17 to the Company's
          Consolidated Financial Statements.

     (21) Subsidiaries of the Registrant.  (Filed as Exhibit
          21 to the Company's Form 10-K for the fiscal year ended September 29, 2001.)*


     (23) See consent included with accountant's report of Stockford Audit & Assurance Services.


     (99) Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).


*Not filed herewith. In accordance with Rule 12b-23 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Commission.


(b)       Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.



ITEM 14. Controls and Procedures

Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company's internal controls and procedures for financial reporting, the Company has made no significant changes in those internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures for financial reporting.

The Company's management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

                                SIGNATURES

In accordance with to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GODDARD INDUSTRIES, INC.


Dated:  December 27, 2002     By:   /s/Salvatore J. Vinciguerra
                                    Salvatore J. Vinciguerra
                                    President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                     TITLE                       DATE

/s/Salvatore J. Vinciguerra
Salvatore J. Vinciguerra      Principal Executive Officer   December 27, 2002

/s/Kenneth E. Heyman
Kenneth E. Heyman             Principal Financial and       December 27, 2002
                                Accounting Officer

/s/Robert E. Humphreys
Robert E. Humphreys           Chairman of the Board         December 27, 2002
                              of Directors
/s/Jacky Knopp, Jr.
Jacky Knopp, Jr.              Director                      December 27, 2002

/s/Saul I. Reck
Saul I. Reck                  Director                      December 27, 2002

/s/Lyle E. Wimmergren
Lyle E. Wimmergren            Director                      December 27, 2002

                                      CERTIFICATIONS



I, Salvatore J. Vinciguerra, certify that:

1. I have reviewed this annual report on Form 10-KSB of Goddard Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date         December 27, 2002

By      /s/Salvatore J. Vinciguerra
           Salvatore J. Vinciguerra   Principal Executive Officer
          (Signature and Title)

                                      CERTIFICATIONS



I, Kenneth E. Heyman, certify that:

7. I have reviewed this annual report on Form 10-KSB of Goddard Industries, Inc.;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date         December 27, 2002

By      /s/Kenneth E. Heyman
           Kenneth E. Heyman   Principal Financial Officer
          (Signature and Title)

           GODDARD INDUSTRIES, INC. AND SUBSIDIARIES


               CONSOLIDATED FINANCIAL STATEMENTS


            SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                          Independent Auditors' Report



The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries
Worcester, Massachusetts


We have audited the consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of September 28, 2002 and September 29, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Mack Valves Pty Ltd., a wholly owned subsidiary, whose financial statements reflect approximately 45 and 42 percent of the consolidated assets at September 28, 2002 and September 29, 2001 and approximately 50 and 48 percent of consolidated revenues for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mack Valves Pty Ltd., is based solely on the report of other auditors.

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

In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goddard Industries, Inc. and Subsidiaries as of September 28, 2002 and September 29, 2001 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ GREENBERG, ROSENBLATT, KULL & BITSOLI, P.C.


Worcester, Massachusetts
November 23, 2002

                               MACK VALVES PTY LTD
                               ABN 99 094 830 145

                     Independent Audit Report to the Members


Scope

We have audited the financial report of Mack Valves Pty Ltd for the year ended 30 September 2002, comprising the Director's Declaration, Statement of Financial Performance, Statement of Financial Position, Statement of Cash Flows and notes to the financial statements. The company's directors are responsible for the financial report. We have conducted an independent audit of this financial report in order to express an opinion on it to the members of the company.

Our audit has been conducted in accordance with Australian Auditing Standards to provide reasonable assurance as to whether the financial report is free of material misstatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial report, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion whether, in all material respects, the financial report is presented fairly in accordance with Australian Accounting Standards, other mandatory professional reporting requirements in Australia and statutory requirements so as to present a view which is consistent with our understanding of the company's financial position and performance as represented by the results of its operations and its cash flows.

The audit opinion expressed in this report has been formed on the above basis.


Audit Opinion

In our opinion, the financial report of Mack Valves Pty Ltd is in accordance with:

(a)   the Corporations Act 2001, including:
      (i) giving a true and fair view of the company's financial position as at 30 September 2002 and of its performance for the year ended on that date; and

      (ii) complying with Australian Accounting Standards and the Corporations Regulations 2001; and

(b) other mandatory professional reporting requirements in Australia.


Stockford                     /s/ Stockford
Audit & Assurance Services

David W. McBain               /s/ David W. McBain
Principal

Dated this 23rd day of December 2002
                                     - 25 -


                                 STOCKFORD
                          Audit & Assurance Services








We consent to the inclusion in Goddard Industries, Inc.'s Current Report on Form 10-KSB, of our Independent Audit Report to the Members dated 23 December 2002, on the financial statements of Mack Valves Pty Ltd, as of and for the year ended September 30, 2002 and the 11 months ended September 30, 2001.



December 27, 2002                          Stockford Limited
                                           (formerly McBAIN & Co.)
                                           Balwyn, Victoria, Australia

                                  Signed: /s/ David McBain and Stockford

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                   ASSETS                           2002            2001
Current assets:
   Cash and cash equivalents                   $  301,417      $  815,704
   Cash - restricted                              200,000            -
   Accounts receivable (less allowance
    for doubtful accounts of $63,800 in
    2002 and $54,100 in 2001)                     995,003       1,198,049
   Inventories                                  2,300,792       2,645,007
   Refundable income taxes                        373,765         222,672
   Prepaid expenses                                97,171         166,085
   Deferred income taxes                          276,122         283,943

     Total current assets                       4,544,270       5,331,460

Property, plant and equipment                   1,542,034       1,732,675

Other assets:
   Deferred charges                               127,399          83,084
   Deferred income taxes                          164,454         245,864
   Investment                                     250,000         250,000
   Financing                                      173,332          52,101
   Goodwill                                     2,331,512       2,239,917

     Total other assets                         3,046,697       2,870,966

Total assets                                   $9,133,001      $9,935,101

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of
    long term debt                             $  151,499     $2,040,771
   Accounts payable                               567,736        727,511
   Accrued expenses                               465,641        505,119
   Income taxes payable                              -            99,753
   Deferred compensation                           68,988         77,976

     Total current liabilities                  1,253,864      3,451,130

Long term debt                                  3,039,338      1,332,937

Deferred compensation                             345,571        439,863

Shareholders' equity:
   Common stock - par value $.01 per share,
    authorized 12,000,000 shares in 2002,
    3,000,000 shares in 2001; issued and
    outstanding 2,560,684 shares in 2002
    and 2,160,684 shares in 2001                   25,607        21,607
   Additional paid-in capital                     700,487       498,487
   Accumulated other comprehensive income          49,440      (67,971)
   Retained earnings                            3,718,694     4,259,048

     Total shareholders' equity                 4,494,228     4,711,171

Total liabilities and shareholders' equity     $9,133,001    $9,935,101

































                  The accompanying notes are an integral part
                    of the consolidated financial statements

                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001,
                           AND SEPTEMBER 30, 2000
                                       2002       2001        2000

Sales                              $6,435,781  $7,428,520  $3,812,737

Cost of sales                       4,284,836   5,034,249   2,343,730

      Gross profit                  2,150,945   2,394,271   1,469,007

Selling and
  Administrative expenses           2,848,316   2,883,950   1,355,128

Operating profit (loss)              (697,371)   (489,679)    113,879

Other income (expense):
    Interest expense                 (259,045)   (305,590)    (46,959)
    Other income                       30,170     129,133     235,303
    Foreign exchange                  (21,544)    (77,407)    (44,400)

   Total other income (expense)      (250,419)   (253,864)    143,944

Income (loss) from operations
  before income taxes                (947,790)  (743,543)    257,823

Income taxes:
    Current                           (426,436)   (79,320)    107,000
    Deferred                            19,000   (195,000)    (10,000)

       Total income taxes             (407,436)  (274,320)     97,000


Net income (loss)                    $(540,354) $(469,223)   $160,823

Earnings (loss) per share:

    Net income (loss):
          Basic                       $  (0.22)   $  (0.22)  $   0.08
          Diluted                          N/A         N/A   $   0.07







                  The accompanying notes are an integral part
                    of the consolidated financial statements

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001,
                           AND SEPTEMBER 30, 2000
                                        Other                Accum
                           Additional  Compre-             Other Com-
                     Common  paid-in   hensive   Retained  prehensive
                     stock   capital   income    earnings    income     Total

Balance at
 October 2, 1999
 2,131,531 shares  $21,315  $480,713           $4,567,448     -     $5,069,476


Net income            -         -                 160,823     -        160,823

Stock options exercised
     8,000 shares       80     3,920                 -        -          4,000

Stock issued under employee
 stock purchase plan
     2,740 shares       28     3,765                 -        -          3,793

Balance at
 September 30, 2000
 2,142,271 shares   21,423   488,398            4,728,271     -      5,238,092


Net loss              -         -    $(469,223)  (469,223)    -       (469,223)

Other comprehensive
 income:
  Foreign currency
translation, net
   of taxes of $46,000                 (67,971)      -     (67,971)    (67,971)

Comprehensive
 income                              $(537,194)

Stock options exercised
    15,000 shares      150     8,615                 -        -          8,765

Stock issued under employee
 stock purchase plan
     3,413 shares       34     1,474                 -        -           1,508

Balance at
 September 29, 2001
 2,160,684 shares   21,607   498,487            4,259,048  (67,971)  4,711,171

Net loss                             $(540,354)  (540,354)    -       (540,354)

Other comprehensive income:
 foreign currency
 translation, net
 of taxes of $79,000                   117,411             117,411     117,411

Comprehensive
 income:                             $(422,943)

Proceeds from sale of
 common stock
   400,000 shares    4,000   396,000                                   400,000

Payment of private
 placement costs            (194,000)                                 (194,000)

Balance at
 September 28, 2002
 2,560,684 shares  $25,607  $700,487           $3,718,694  $49,440  $4,494,228































                The accompanying notes are an integral part
                  of the consolidated financial statements

              GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001,
                           AND SEPTEMBER 30, 2000

                                                2002        2001         2000
Cash flows from operating activities:
   Net income (loss)                        $(540,354)  $(469,223)    $160,823
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization            454,321      402,792     230,951
     Gain on disposal of assets                (3,158)      (3,775)       -
     Changes in assets and liabilities:
      Accounts receivable                     258,911     (225,082)     12,865
      Inventories                             426,400      275,373    (121,969)
      Refundable income taxes                (150,750)    (130,909)    (58,055)
      Prepaid expenses                         70,655     (112,457)      2,630
      Accounts payable                       (193,568)     444,999      74,660
      Accrued expenses                        (65,214)      (1,385)    (17,517)
      Income taxes payable                   (107,336)     105,178        -
      Deferred income taxes                    20,174     (207,409)    (10,000)
      Deferred compensation                  (105,534)     (27,158)    (28,221)

         Net cash provided by operating
           activities:                          64,547      50,944     246,167

Investing activities:
     Property, plant and equipment
       additions                              (101,180)    (88,225)   (150,227)
     Deferred charges                          (44,315)     67,677    (150,761)
     Proceeds from sale of assets                4,567      16,062        -
     Investment in net assets of
       subsidiary net of cash                     -     (4,126,672)       -

         Net cash used in
          investing activities                (140,928) (4,131,158)   (300,988)


Financing activities:
     Proceeds of long-term debt              1,987,692   3,664,500        -
     Repayments of long-term debt           (2,313,129)   (335,241)    (95,650)
     Restricted cash                          (200,000)       -           -
     Issuance of common stock                  206,000      10,273       7,793
     Financing fees deferred                  (147,905)    (57,492)       -

        Net cash provided by (used in)
          financing activities                (467,342)  3,282,040     (87,857)

Effect of exchange rate changes on cash         29,436     (16,833)       -

Net decrease in cash                          (514,287)   (815,007)   (142,678)
Cash and cash equivalents - beginning          815,704   1,630,711   1,773,389
Cash and cash equivalents - ending          $  301,417  $  815,704  $1,630,711
                  The accompanying notes are an integral part
                    of the consolidated financial statements
                                    - 32 -



   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year:
  Interest                                   $ 229,000    $300,000   $  47,000

  Income taxes                                    -       $   -      $ 180,000







































                    The accompanying notes are an integral part
                     of the consolidated financial statements

                  GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000



NOTE 1.       BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Goddard Industries, Inc. ("Industries"), its wholly-owned subsidiaries Goddard Valve Corporation ("Goddard Valve"), Goddard Management Company, Inc. and Mack Valves Pty Ltd ("Mack Valves") (collectively, the "Company"). The results of Mack Valves operations are reported for the period beginning with the date of its acquisition on November 1, 2000. Goddard Management Company, Inc., incorporated on July 29, 1999, was dissolved during the quarter ended June 29, 2002.

On November 1, 2000, the Company acquired substantially all of the assets of Mack Valves Pty Ltd. of Melbourne, Australia for a purchase price of $3,615,000. The transaction has been accounted for under the purchase method of accounting. The acquisition was financed through secured credit facilities totaling approximately $3,668,000. The Company acquired net assets valued at $1,360,000. The excess of purchase price plus transaction costs over the fair value of the assets acquired (Goodwill) was approximately $2,309,000 and is being amortized on a straight-line basis over thirty years (refer to further discussion of goodwill in Note 2, Summary of Significant Accounting Policies). In addition, contingent consideration of approximately A$800,000 ($435,000) in cash and A$422,500 ($230,000) in non-qualified stock options will be required if Mack Valves achieves various sales levels during the five year period following its acquisition, or if there is a prescribed change in control of Mack Valves or the Company. Such payments, if any, will be added to Goodwill.

All material intercompany transactions have been eliminated.


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year:
The Company's fiscal year ends on the Saturday nearest to September 30. The years ended September 28, 2002, September 29, 2001 and September 30, 2000 each contain 52 weeks.


Cash and Cash Equivalents:
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are on deposit with financial institutions. At times, such domestic deposits are in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

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

Amortization of Goodwill:
Goodwill, which represents the excess of the purchase price over the fair value of assets purchased, together with transaction costs associated with the acquisition, is being amortized on a straight line basis over thirty years (refer to Recent Accounting Pronouncements, below).


Amortization of Patents and Marks:
Patents and CE Marks are amortized over 20 and 10 years after their award, respectively, in accordance with their statutory lives.


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

Recent Accounting Pronouncements:
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized, and that goodwill and intangible assets with indefinite lives be tested at least annually for impairment, rather than being amortized. Upon adoption of SFAS Nos. 141 and 142 the Company will stop amortization of goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141.
The Company currently has goodwill and other intangible assets on its balance sheet. The Company is required to adopt SFAS Nos. 141 and 142 on September 29, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes SFAS No. 121. The Company is required to adopt SFAS No. 144 on September 29, 2002.

Management has evaluated the impact of adopting the SFAS Nos. 141, 142 and 144, and believes that there will not be any material impact on the Company's financial statements.

In October 2001 the Financial Accounting Standards Board also issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The Company does not hold any assets affected by this statement and it is not expected to have a material impact on the Company's financial statements.

NOTE 3.       INVENTORIES

Inventories are comprised of the following:

                                         2002            2001

               Finished goods      $  1,925,843    $  2,171,206
               Work in process           78,436         109,169
               Raw materials            296,513         364,632

                                   $  2,300,792    $  2,645,007



NOTE 4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                              2002             2001

          Land                          $    12,865      $    12,865
          Building and improvements         934,165          930,215
          Machinery, equipment and tools  4,239,614        4,092,744
          Office equipment and fixtures     220,270          219,973

                                          5,406,914        5,255,797
          Accumulated depreciation       (3,864,880)      (3,523,122)

                                        $ 1,542,034      $ 1,732,675

Depreciation expense charged to income was approximately $336,000, $319,000, and $231,000 in 2002, 2001 and 2000, respectively.


NOTE 5.       DEFERRED CHARGES

Deferred charges consist of the following:

                                              2002            2001

          CE Mark acquisition           $    88,170     $    50,517
          Patents pending                    26,938          23,276
          Other                              12,291           9,291

                                        $   127,399     $    83,084

NOTE 6.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On March 22, 2002, the Company entered into a Loan Agreement with Commerce Bank and Trust Company ("CBT") which includes a $1,550,000 revolving line of credit ("Revolver"); a $700,000 real estate mortgage loan ("Mortgage"); and a $1,000,000 acquisition guidance line of credit ("Acquisition Loan"). These facilities replaced all of the Company's previously existing facilities at Fleet National Bank ("Fleet"). The Revolver is committed for two years at a time with an annual review, and the mortgage is for a ten year term with a twenty year amortization schedule. The terms of the Acquisition Loan are to be negotiated at the time the loan is activated. All loans are secured by substantially all the properties of the Company and are subject to certain covenant requirements, the most restrictive of which relate to tangible net worth, leverage ratios and a restricted cash deposit of $200,000. On March 22, 2002, in a non-cash transaction, the notes payable to Fleet, with balances aggregating $1,798,333, were repaid from the proceeds of the CBT financing.

On April 16, 2002, Mack Valves renewed its loan facility with National Australia Bank Limited. This renewal resulted in an increase of .45 percentage points in the facility fee that is charged by the bank, and the addition of a financial covenant on interest coverage. The note payable is for AUD$1,200,000 ($652,800), and the revolving line of credit is for AUD$1,800,000 ($979,200).

The Company's long-term debt consisted of the following:

                                                           2002       2001
Mortgage payable, Commerce Bank and Trust Company, due
in 120 monthly installments of approximately $5,900
including interest at 8% for the first five years, and
at the bank's prime rate plus 1.5% thereafter.         $ 693,060    $  -

Revolving line of credit, Commerce Bank and Trust
Company, bearing interest at the bank's prime rate
plus 1.5%, due in March 2004.                          1,031,709       -

Note payable, National Australia Bank, due in
quarterly installments of approximately A$71,000
($39,000) including interest at 9.30% through
November 2005 (Denominated in AUD).                     451,378    517,906

Revolving line of credit, National Australia Bank,
current rate of 6.50%, through October 2005.  Commencing
November 1, 2005 quarterly payments of principal plus
interest in amounts sufficient to amortize the then
outstanding balance by October 31, 2010.  Interest may
not exceed 9.55% for the life of the loan.
(Denominated in AUD).                                    979,200    890,280

Capital lease obligations for machinery
(Denominated in AUD).                                     35,490     48,855

Note payable, Fleet National Bank, due in monthly
installments of approximately $17,000 plus interest at the
bank's prime rate plus 0.50% through October 2005
                                                            -       816,667

Revolving line of credit, Fleet National Bank,
bearing interest at the bank's prime rate plus 0.25%,
due in February 2003.                                       -     1,100,000



                                                     $ 3,190,837 $3,373,708
                              Current maturities         151,499  2,040,771

                              Non-current maturities $ 3,039,338 $1,332,937

All of the above bank debt is secured by substantially all assets of the Company.

During the year ended September 29, 2001, the Company acquired approximately $83,000 of equipment under capital leases in non-cash transactions.

Future minimum payments under the above capital leases total $40,377 of which $4,887 represents interest (denominated in AUD).

Amortization of assets under capital leases totaling approximately $29,000 in 2002, $71,000 in 2001 and $56,000 in 2000 is included in depreciation expense and accumulated depreciation. The net book value of the assets under capital leases at the end of 2002 and 2001 was approximately $29,000 and $393,000 respectively.

Approximate future principal payments on all of the above debt for the following fiscal years are:

            2003        $  151,000
            2004         1,194,000
            2005           183,000
            2006           238,000
            2007           217,000
            Thereafter   1,208,000


NOTE 7.       COMMON STOCK

On October 31, 2001, the stockholders of the Company approved resolutions to amend the corporation's Restated Articles of Organization to increase the number of shares of the Company's common stock authorized to be issued from 3,000,000 to 12,000,000 shares, and to authorize 3,000,000 shares of a new class of preferred stock, as yet undesignated as to series.

In December 2001, the Company initiated an offering of common stock, and warrants to purchase common stock, on a private placement basis in order to raise up to $3,000,000 of equity capital to fund its acquisition strategy and working capital needs. In the offering, each share of common stock and each warrant, which is exercisable for an additional share of common stock, comprise one unit (each a "Unit"). Units are being offered at $1.00 per Unit, with the warrants exercisable at $2.00 per share of common stock. On
December 28, 2001, the Company consummated an initial closing of the private placement at which certain executive officers and directors of the Company purchased Units for an aggregate purchase price of $400,000. Expenses associated with the private placement, totaling $194,000, have been charged to additional paid-in capital during the year ending September 28, 2002.


NOTE 8.       COMMON STOCK OPTIONS

In May 2002, as part of a program to reduce expenses, the Company granted incentive and non-qualified stock options in lieu of pay and fees under the Company's 1998 Equity Incentive Plan, to Directors and certain senior Company managers, in the amount of approximately three shares for each annual dollar of fees or pay reduction over a ten month period commencing May 22, 2002 and ending March 21, 2003, at an exercise price of $0.525, the mean between the bid and asked price on May 22, 2002. Substantially all of the options vest ratably over the ten month period. Under this program a total of 301,600 incentive and 40,000 non-qualified stock options were granted.

In addition during the year ended September 28, 2002, the company granted non-qualified options for a total of 60,000 shares with an exercise price of $.74 under the 1998 Equity Incentive Plan, to an executive consultant in China, and to the Company's Managing Director of Mack Valves in Australia.

During the year ended September 29, 2001, the company granted qualified options for 75,000 shares under the 1998 Equity Incentive Plan, and non-qualified shares for 5,000 to each non-employee director (20,000 in total).

During the year ended September 30, 2000, the Company granted qualified options for 361,500 shares, including 90,000 shares to its President, under the 1998 Equity Incentive Plan, and non-qualified options for 5,000 shares to each non-employee director (20,000 in total).

The 1998 Equity Incentive Plan provided for the grant of options for a maximum of 600,000 shares. In March 2002 the stockholders approved increasing the maximum to 1,000,000 shares.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         2002      2001      2000

              Dividend yield             None      None      None
              Expected volatility       68.78%     71.32%    77.52%
              Risk-free interest rate    5.00%      4.00%     6.43%
              Expected lives           10 years  10 years  10 years

A summary of the status of the Company's outstanding options as of September 28, 2002, September 29, 2001 and September 30, 2000 and the changes during the years ending on those dates are presented below:


                  September 28, 2002  September 29, 2001  September 30, 2000
                             Weighted            Weighted           Weighted
                              average             average            average
                             exercise            exercise            exercise
                   Shares     price    Shares     price    Shares     price

 Outstanding at
  beginning of
     year          648,500   $ 1.56    658,500   $ 1.61   303,000   $ 1.75

   Granted         401,600      .56     95,000      .73   381,500     1.51
      Exercised       -         -      -15,000      .50    -8,000      .50
      Expired or
        Cancelled  -29,000     1.88    -90,000     1.25   -18,000     2.32

Outstanding at
     end of year 1,021,100   $ 1.15    648,500   $ 1.56   658,500   $ 1.61

    Options exercisable
     At year-end   562,640             319,875            209,500

    Weighted average
     fair value of
     options granted
     during the year $ .44            $   .58            $  1.33


The following summarizes information about fixed stock options outstanding at September 28, 2002:

                             Weighted
                             average
                             remaining    Weighted               Weighted
                   Number    contractual  average     Number     average
      Exercise  outstanding  life         exercise  exercisable  exercise
       price    at 9/28/02   in years     price     at 9/28/02   price

      $2.88      33,000        .50        $ 2.88       33,000    $  2.88
      $1.63     200,000       6.00        $ 1.63      150,000    $  1.63
      $1.38     141,500       7.25        $ 1.38       93,250    $  1.38
      $2.00      50,000       7.50        $ 2.00       25,000    $  2.00
      $1.75      90,000       7.75        $ 1.75       65,000    $  1.75
      $1.25      10,000       7.75        $ 1.25       10,000    $  1.25
      $ .78      20,000       8.50        $  .78       20,000    $   .78
      $ .72      75,000       8.50        $  .72       18,750    $   .72
      $ .74      60,000       9.25        $  .74        5,000    $   .74
      $ .53     341,600       9.75        $  .53      142,640    $   .53

              1,021,100                               562,640

The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized. Had compensation costs been determined on the basis of FASB Statement 123 in 2002, 2001 and 2000, net income (loss) would have been reduced to $(671,001), $(563,785) and $87,016, respectively, which would have decreased basic earnings (loss) per share by $.06 in 2002, $.04 in 2001 and $.03 in 2000. Diluted earnings per share would have been decreased by $.03 in 2000.


NOTE 9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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


NOTE 10.       INCOME TAXES

The following is a reconciliation of income tax expense (benefit) computed at statutory income tax rates to the provision for income taxes:


                                       2002       2001       2000

     Federal income taxes at
       statutory rate              $(322,200) $(252,800)   $87,600

     State income taxes net of
       federal income tax benefit    (71,900)   (12,800)    16,100

     Nondeductible expenses           (7,000)    (6,800)    (8,900)

     Other                            (6,336)    (1,920)     2,200

     Income taxes                  $(407,436) $(274,320)   $97,000

The provision for (benefit from) income taxes is summarized as follows:
                                      2002       2001     2000

     Current:
       Federal                    $(436,000)  $(172,000) $ 79,000
       State                           -           -       28,000
       Foreign                        9,564      92,680      -

                                   (426,436)    (79,320)  107,000

     Deferred:
       Federal                      107,000    (123,000)   (8,000)
       State                        (88,000)    (72,000)   (2,000)

                                     19,000    (195,000)   (10,000)

                                  $(407,436)  $(274,320) $ 97,000

The pre-tax losses of approximately $947,800 in 2002 and $743,600 in 2001, consist of $656,900 and $630,000 attributable to the United States, and $290,900 and $113,600 attributable to foreign locations, respectively.

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets totaling $440,576 in 2002 and $529,807 in 2001 are as follows:

                                                      2002         2001
              Deferred tax assets:
                Deferred compensation            $ 156,200    $ 198,000
                Capital loss carryforward          167,700      167,700
                Inventory valuation                141,100      142,800
                Loss on foreign currency contract     -          46,000
                Accrued salaries                    95,500      100,900
                Bad debts                           31,800       28,300
                Foreign tax credit carryforward     93,000       93,000
                Net operating loss carryforward    109,000       37,000
                Other                                3,976        2,307

                 Total gross deferred tax assets   798,276      816,007

              Deferred tax liabilities:
                Depreciation                       (92,200)     (88,300)
                Amortization                       (64,800)     (30,200)
                Gain on foreign currency           (33,000)        -

                 Total gross deferred
                  tax liabilities                 (190,000)    (118,500)

                Deferred tax asset before
                 valuation allowance               608,276      697,507

              Less valuation allowance            (167,700)    (167,700)

                                                 $ 440,576    $ 529,807

Management has established a valuation allowance in connection with the deferred tax asset related to the capital loss carry forward.

The Company has state net operating loss carryforwards totaling approximately $1,745,000 that can be used to reduce future taxable income. If not utilized by September 30, 2006, these carryovers will begin to expire. In addition, the Company has foreign tax credit carryovers totaling approximately $93,000, that can be used to offset future federal taxes on income.


NOTE 11.      COMMITMENTS AND CONTINGENCIES

Operating Leases:
Mack Valves leases its headquarters and manufacturing facilities from its present Managing Director under a five-year operating lease dated November 1, 2000. The lease requires annual payments of A$120,000 ($65,000), and is subject to an annual consumer price index adjustment after the first year. The current rent is A$123,900 ($67,000). In addition, Mack Valves is under obligation for leases expiring at various dates for its sales office facilities and motor vehicles.

Goddard Industries Europe leases office facilities in Oxford, England as a tenant-at-will.

Approximate future minimum lease payments under the above leases are as follows:

        2003                    105,200
        2004                     89,900
        2005                     72,200
        2006                      5,600


Employment Agreements:
In October 1998, the Board of Directors entered into an employment agreement with the Company's President requiring minimum annual payments of $140,000.

The Company has a non-qualified, unfunded deferred compensation plan for the former Chairman of the Board providing for payments of $60,000 for his life. The payments are adjusted annually for increases in the Consumer Price Index ("CPI") since 1993 with a lump-sum payment due annually within forty-five days of the fiscal year end. As of September 28, 2002, the deferred compensation liability represents the actuarial present value of this obligation based upon the following assumptions.

        Interest rate                                  6.75%
        Annual increases in the CPI                    2.50%
        Post-retirement mortality   1994 Group Annuity Table

The Company has employment agreements with certain key executive officers and directors that become operative only upon a change in control of the Company without the approval of the Board of Directors. Compensation which might be payable under these agreements has not been reflected in the consolidated financial statements of the Company as of September 28, 2002, since a change in control, as defined, has not occurred.


Environmental matters:
In 1998, the Company filed a Class "C" Response Action Outcome ("RAO") Statement with the Massachusetts Department of Environmental Protection regarding its facility in Worcester, Massachusetts. The Company has been conducting period monitoring as required by the RAO. No further action is required at this time.


NOTE 12.      RESEARCH AND DEVELOPMENT COSTS

Research and development costs charged to operations in 2002, 2001 and 2000 were approximately $307,000, $349,000 and $296,000 respectively.


NOTE 13.      ADVERTISING COSTS

Advertising costs charged to operations in 2002, 2001 and 2000 were approximately $35,000, $61,000 and $29,000 respectively.


NOTE 14.      PROFIT SHARING PLAN

The Company has a profit sharing plan covering substantially all United States employees. The Company's profit sharing contribution is determined annually by the Board of Directors.

Incorporated into the plan are the provisions of Section 401(k) of the Internal Revenue Code, which allows employees to contribute to their accounts on a pretax basis. The Company matches 25% of employee contributions up to a maximum of $1,250 for each employee.

The Company contributed approximately $14,000, $13,000 and $49,000 in 2002, 2001 and 2000, respectively.


NOTE 15.      EMPLOYEE STOCK PURCHASE PLAN

The Company had a qualified employee stock purchase plan covering all United States employees except officers and directors which terminated in 2001. Under the plan, employees participating in the plan were granted options semi-annually to purchase common stock of the Company. The number of full shares available for purchase was a function of the employee's accumulated payroll deductions at the end of each six-month interval. The option price was the lesser of 85% of the fair value of the Company's common stock on the first day of the payment period or 85% of the fair value of the Company's common stock on the last day of the payment period. As of September 28, 2002, September 29, 2001 and September 30, 2000 there were no options outstanding under the plan.

NOTE 16.      FOREIGN CURRENCY TRANSACTION

In connection with the acquisition of Mack Valves described in Note 1, the company entered into a foreign currency exchange contract to acquire A$4,000,000, to fix the amount of its future investment in US dollars. Losses resulting from currency fluctuations approximated $75,200 and $44,400 during the years ending at September 29, 2001 and September 30, 2000, respectively, and were attributable to the decline in the value of the Australian dollar in
relation to the U.S. dollar.   All losses associated with this contract were
recognized in each applicable year's earnings. Additional foreign currency losses amounted to approximately $22,000 and $2,000 in 2002 and 2001, respectively.


NOTE 17.     EARNINGS PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                            Year ended September 28, 2002
                                             Net          Common
                                           Income         Shares      EPS
Basic EPS:
 Loss available to common shareholders    $(540,354)   2,461,783   $(0.22)

Diluted EPS are not applicable for a period in which a loss is reported.



                                            Year ended September 29, 2001
                                           Net          Common
                                          Income        Shares        EPS
Basic EPS:
 Loss available to common shareholders    $(469,223)   2,155,979   ($0.22)

Diluted EPS are not applicable for a period in which a loss is reported.



                                            Year ended September 30, 2000
                                           Net           Common
                                          Income         Shares       EPS
Basic EPS:
 Income available to common shareholders  $ 160,823    2,133,709   $ 0.08

Dilutive effect of potential common
 stock options                                 -          33,792
Diluted EPS:
 Income available to common
 shareholders after assuming
 exercise of dilutive securities          $ 160,823    2,167,501   $ 0.07
                                    - 46 -


NOTE 18.     SEGMENT INFORMATION

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

                                   2002            2001               2000

         Customer A             $696   22%      $463   12%         $929   24%

         Customer B             $311   10%      $695   18%         $772   20%


The company conducts operations through business segments established along the following geographic lines: Western Hemisphere, which is represented by Goddard Valve, and Asia/Pacific, represented by Mack. Certain expenses that are related to corporate activities, and unrelated to business segment activities, are separately stated.

Summarized segment financial information for the year ended
September 28, 2002, in thousands of dollars, is as follows:

                        Corporate    Western    Asia/
                                   Hemisphere  Pacific   Total

  Total sales                 -      $3,313    $3,326    $6,639
  Intercompany sales          -          96       107       203
  Sales to external
    Customers                 -       3,217     3,219     6,436

  Operating profit (loss)  (461)       (161)      (75)     (697)

  Total interest             33         124       215       372
  Intercompany interest                           113       113
  Interest expense           33         124       102       259

  Total other income          3         131         9       143
  Intercompany interest       -         113         -       113
  Other income                3          18         9        30

  Foreign exchange            -         (13)       (9)      (22)

  Total depreciation and
   amortization              15         258       181       454


  Segment profit(loss)     (491)       (166)     (291)     (948)


  Expenditures for
   segment assets             -          47        54       101

  Segment assets          7,939       8,047     4,235    20,221
  Eliminations in
   consolidation         (6,699)     (4,305)      (84)  (11,088)

  Total assets           $1,240      $3,742     4,151    $9,133



Summarized segment financial information for the year ended
September 29, 2001, in thousands of dollars, is as follows:

                        Corporate    Western    Asia/
                                   Hemisphere  Pacific    Total
                                             (11 months)

  Total sales                 -      $3,862    $3,602    $7,464
  Intercompany sales          -          11        24        35

  Sales to external
    Customers                 -       3,851     3,578     7,429

  Operating profit (loss)  (455)       (247)      212      (490)

  Total interest             37         156       266       459
  Intercompany interest                           154       154
  Interest expense           37         156       112       305

  Total other                 -         268        16       284
  Intercompany interest       -         154         -       154
  Other income                -         114        16       130

  Foreign exchange          (75)          -        (2)      (77)

  Depreciation and
   amortization              16         234       153       403

  Segment profit(loss)     (568)       (135)      (41)     (744)

  Expenditures for
   segment assets             -          53        35       88

  Segment assets          5,933       7,593     4,253   17,779
  Eliminations in
   consolidation         (4,707)     (3,013)     (124)   (7,844)

  Total assets           $1,226      $4,580     4,129    $9,935



For the year ended September 30, 2000, the company conducted its operations through only one segment.

A summary of financial information for the Company's Australian subsidiary, exclusive of inter-company balances and transactions is as follows:

                               2002                      2001

      Current assets       $1,760,000                $1,757,000
      Other assets, net     2,391,000                 2,372,000

      Total assets          4,151,000                 4,129,000

      Current liabilities     766,000                   827,000
      Other liabilities     1,353,000                 1,356,000

      Total liabilities     2,119,000                 2,183,000

      Net assets            2,032,000                $1,946,000

                           EXHIBIT INDEX
Exhibit
Number                    Number

(a)(1)         Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull &
               Bitsoli, P.C. dated November 23, 2002. (See page 24 hereof.)

          2. Report of Stockford Audit & Assurance Services, dated December 23, 2002, and consent. (See pages 25 and 26 hereof.)

          3.   Consolidated Balance Sheets as of September 28,
               2002 and September 29, 2001. (See pages 27 and 28 hereof.)

          4. Consolidated Statements of Operations for the fifty-two weeks ended September 28, 2002, September 29, 2001, and September 30, 2000. (See page 29 hereof.)

          5. Consolidated Statements of Stockholders' Equity for the fifty-two weeks ended September 28, 2002, September 29, 2001 and September 30, 2000.
               (See pages 30 and 31 hereof.)

          6. Consolidated Statements of Cash Flows for the fifty-two weeks ended September 28, 2002, September 29, 2001 and September 30, 2000. (See pages 32 and 33 hereof.)

          7.   Notes to the Consolidated Financial Statements.
               (See pages 34-49 hereof.)


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

          (a)(5)    Articles of Amendment to Restated Articles of
               Organization dated December 18, 2001. (Filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended September 29, 2001.)*

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

          (a) Adoption Agreement (Non-Standardized Code 401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*

          (b)  Employee Stock Purchase Plan dated December 9,
               1993.  (Filed as Exhibit 10(h) to the
               Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*
                                    - 51 -


          (c) Employment Agreement between the Company and Salvatore J. Vinciguerra dated October 19, 1998. (Filed as Exhibit 10(h) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*

          (d) 1998 Equity Incentive Plan. (Filed as Exhibit 10(i) to the Company's Form 10-KSB for the fiscal year ended October 3, 1998.)*.

     (11) Statement Re Computation of Per Share Earnings.
          The Statement Re Computation of Per Share Earnings is set forth in Note 17 to the Company's
          Consolidated Financial Statements.

     (21) Subsidiaries of the Registrant.  (Filed as Exhibit
          22 to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

     (23) See consent included with accountants report of Stockford Audit & Assurance Services.

     (99) Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

                                  Exhibit 99.1

                                  Certification
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (Subsections (a) and (b) of Section 1350, Chapter 63 of
                          Title 18, United States Code)

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1)	the Annual Report on FORM, 10-KSB for the period ended September
28, 2002 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Dated:	December 27, 2002

	_______________________________________
       Salvatore J. Vinciguerra
       Chief Executive Office

                               Exhibit 99.2


                              Certification


              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (Subsections (a) and (b) of Section 1350, Chapter 63 of
                          Title 18, United States Code)

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1)	the Annual Report on FORM, 10-KSB for the period ended September
28, 2002 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.


Dated:	December 27, 2002


	_______________________________________
         Kenneth E. Heyman
      Chief Financial Officer