Form 10KSB/A
period 2002-09-28
GODDARD INDUSTRIES INC
filed 2003-02-06
CIK 41980

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


The purpose of this Form 10-KSB/A is to provide the information required by Part III of this Report which, in the original Form 10-KSB, was incorporated by reference to the registrant's Proxy Statement involving the election of directors, which was originally expected to be filed within 120 days after the end of the registrant's fiscal year.



Transitional Small Business Disclosure Format:

    Yes             No     X
















                                     - 2 -


                            PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of Exchange Act.

Beneficial Ownership

The following table sets forth certain information, as of December 31, 2002, with respect to the directors, and with respect to each named executive officer in the Summary Compensation Table under Item 10, "Executive Compensation," all executive officers and directors as a group (9 persons) and each person known to the Company to own five percent or more of the Company's Common Stock. This table is based on information furnished by such persons.

                                          Number of
                                          Shares of                   Year
                              Director   Common Stock   Percent     Term Would
                             or Officer  Beneficially  of Common      Expire
Name                           Since        Owned        Stock       and Class

Salvatore J. Vinciguerra        1998       714,800(2)     23.8%    2005 Class 3
Dr. Jacky Knopp, Jr.            1972       119,000(3)      4.8%    2005 Class 3
Saul I. Reck                    1959       348,930(4)     13.5%    2003 Class 1
Lyle E. Wimmergren              1978        26,000(5)      1.2%    2004 Class 2
Dr. Robert E. Humphreys         1997       576,950(6)     22.5%    2004 Class 2
Donald R. Nelson                1973       125,040(7)      5.2%        --
Kenneth E. Heyman               2001        50,000(8)      1.9%        --
John S. Vandore                 2002        35,070(9)      1.4%        --

All executive officers and directors
 as a group (9 persons)          --      2,000,790        62.5%        --

Joseph A. Lalli
6 Middlemont Way, Stow, MA       --        183,550(10)     7.2%        --


(1) Unless otherwise noted, each person's address is c/o Goddard Industries, Inc., 705 Plantation Street, Worcester, Massachusetts 01605, and each person identified possesses sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) Includes options exercisable within 60 days to acquire 440,000 shares held by Mr. Vinciguerra.

(3) Includes 32,000 shares owned by Dr. Knopp's wife, as to which he disclaims beneficial ownership, and options exercisable within 60 days to acquire 21,000 shares held by Dr. Knopp.

(4) Includes 5,250 shares held in the name of Mr. Reck's wife, as to which he disclaims beneficial ownership, and options exercisable within 60 days to acquire 25,000 shares held by Mr. Reck.

(5) Consists of options exercisable within 60 days to acquire 21,000 shares held by Mr. Wimmergren.
                                     - 3 -



(6) Includes 217,650 shares as to which Dr. Humphreys has sole voting and dispositive power and 240,300 shares as to which Dr. Humphreys shares voting and dispositive power by virtue of a power of attorney over the investment accounts of seven persons. Dr. Humphreys and certain other persons, acting as a group, beneficially own an aggregate of 457,950 shares. Also includes options exercisable within 60 days to acquire 21,000 shares held by Dr. Humphreys. Dr. Humphreys' address is One Innovation Drive, Worcester, Massachusetts 01605.

(7) Includes 19,900 shares owned jointly with Mr. Nelson's wife and options exercisable within 60 days to acquire 47,140 shares held by Mr. Nelson.

(8) Includes options exercisable within 60 days to acquire 25,000 shares held by Mr. Heyman.

(9) Includes options exercisable within 60 days to acquire 35,070 shares held by Mr. Vandore.

(10) Based upon information reported in Schedule 13D, Amendment No. 6 filed with the Securities and Exchange Commission. Mr. Lalli has sole voting and dispositive power over 154,050 shares and shared voting and dispositive power with his wife over 29,500 shares.


Directors

Mr. Saul I. Reck, age 84, the founder of the Company, has served as a director since 1960, as Chairman of the Board until March 2002, and as President and Treasurer from 1960 until October 19, 1998.

Dr. Jacky Knopp, Jr., age 80, has served as a director since 1972.   For more
than five years, he has been an account executive at the stock brokerage firm of Moors & Cabot, Inc. and its predecessors. Dr. Knopp is also Professor Emeritus of Canisius College, Buffalo, New York.

Mr. Lyle Wimmergren, age 71, has served as a director since 1978. He is Professor Emeritus of Management at Worcester Polytechnic Institute, Worcester, Massachusetts.

Dr. Robert Humphreys, age 60, has served as a director since 1997. Dr. Humphreys was elected as Chairman of the Board of Directors on March 8, 2002. Since August 1995, Dr. Humphreys has been President of Antigen Express, Inc., a biotech company focused on creating drugs for auto-immune diseases. Prior to August 1995, he was Professor and interim Chair of the Department of Pharmacology at the University of Massachusetts Medical School.

Mr. Salvatore J. Vinciguerra, age 64, has served as a director, Chief Executive Officer, President and Treasurer of the Company since October 19, 1998. Prior to joining the Company, he served as Chief Executive Officer and director of Ferrofluidics Corporation from June 1996 until June 1998 and as its President from January 1995 until June 1996. From 1990 until 1994, Mr. Vinciguerra served as President and Chief Executive Officer of the Weighing and Systems Group of Staveley Industries, plc., prior to which he was President and Chief Executive

                                     - 4 -




Officer of Weightronix, Inc, from 1990 until it was acquired by Staveley Industries in 1991. He was with Instron Corporation from 1968 until 1990, in various senior capacities, including President and Chief Operating Officer from 1985 until 1991, and with whom he spent six years in Japan as President of Instron Japan and Director of Instron's Asia/Pacific Operations from 1976 until 1982. Mr. Vinciguerra is a member of the Board of Directors of Metrisa Corporation and Photran Corporation, a member of the Board of Directors of the Japan Society of Boston, and a Trustee of the Conservatory Lab Charter School of Boston.


Executive Officers

Mr. Kenneth E. Heyman, age 60, joined Goddard Industries, Inc. as Vice President of Finance and Controller in May 2000. Mr. Heyman was the Corporate Controller of MJ Research, Inc. from 1996 to 2000, affiliated companies that manufacture equipment and supplies for the molecular biology industry. Previously he served as controller of domestic and international manufacturing companies in industrial and biotech environments.

Mr. Donald R. Nelson, age 67, has been Vice President of Engineering of Goddard Valve Corporation and a senior officer of Goddard Industries, Inc. since 1972. He joined Goddard Valve in 1965 as its Chief Engineer. Mr. Nelson has made many technological and safety innovations in cryogenic valves throughout his career. He is a member of the Compressed Gas Association, where he has served on numerous technical committees.

Mr. Maxwell C. Chester, age 59, is the Managing Director of Mack Valves Pty Ltd, a company which he sold to Goddard Industries, Inc. in November 2000. For over 25 years prior to November 2000, he owned and operated his own businesses involved in the design and erection of industrial water towers. Mr. Chester received a Certificate of Mechanical Engineering from the University of New South Wales (presently the New South Wales Institute of Technology), and is a member of the Australian Institute of Company Directors, a Director of the Xavier College Foundation, Inc, and a Director of the Advisory Council for Children with impaired hearing.

Mr. John S. Vandore, age 50, has been President of the Goddard Cryogenics division of Goddard Industries, Inc. since November 2001. He joined Goddard Industries, Inc. in May 2001 as Managing Director of Goddard Industries Europe in England. Prior to joining Goddard, Mr. Vandore was associated with the valve industry in many senior capacities. In 1987, he became Managing Director of Truflo Valves ("Truflo"), a manufacturer of cryogenic ball valves for LNG, which position involved substantial exposure to the Asia Pacific market. FCx International acquired Truflo in 1991. In 1995, Mr. Vandore became Managing Director of Bestobell Valves, an FCx company specializing in cryogenic valves for air separation. From 1997 until 2000, he was Chief Executive of FCx North America building a specialty valve distribution business by means of acquisition.



                                     - 5 -


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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended September 28, 2002.



ITEM 10.      Executive Compensation.

The following table sets forth information concerning the annual compensation for the chief executive officer and each of the other most highly compensated executive officers of the Company whose annual salary and bonus, if any, before the reductions described in Note 1 to the table, exceeded $100,000 for services in all capacities to the Company during the last fiscal year (referred to as the "named executive officers").


                          SUMMARY COMPENSATION TABLE


                                    Annual Compensation  Long-Term Compensation
                                                               Secur
                                                               ities
                                                 Other   Restr underly     Other
                          Fiscal                 Annual  icted  ing Op LTIP Comp
Name and	               Year                  Compen  stock  tions  pay  ensa
Principal Position        Ended   Salary  Bonus  sation  award  /SARs  outs tion


Salvatore J. Vinciguerra 9/28/02 $156,000 $ -   $  -       -  250,000(1)  -  -
Chief Executive Officer, 9/29/01  180,000   -      -
President & Treasurer    9/30/00  180,000   -    15,000(2) -     -        -  -

Kenneth E. Heyman        9/28/02 $ 80,000   -   $ 5,000(3) -     -        -  -
Vice President of        9/29/01   90,000   -     5,000(3) -     -        -  -
Finance & Controller

Donald R. Nelson         9/28/02 $ 88,000 $ -   $ 5,000(4) -   24,400(1)  -  -
Vice President of        9/29/01  108,000   -      -       -     -        -  -
Engineering              9/30/00  103,000  5,000  7,000(4) -     -        -  -

John S. Vandore          9/28/02 $132,000 $ -      -       -   27,200(1)  -  -
President, Goddard Cryogenics
                                     - 6 -



     (1) In May 2002, as part of a program to reduce expenses, the Company granted incentive stock options under the Company's 1998 Equity Incentive Plan to certain senior Company managers in lieu of pay and fees, in the amount of approximately three shares for each annual dollar of pay reduction over a ten month period commencing May 22, 2002 and ending March 21, 2003. The options were granted at an exercise price of $0.525, the mean between the bid and asked price on May 22, 2002. Substantially all of the options vest ratably over the ten month period. For additional information, refer to Note 8 to the financial statements, Common Stock Options, contained herein.

     (2) Consists of payments made by the Company to Mr. Vinciguerra as a percentage of management fees received by the Company for Mr. Vinciguerra's services rendered pursuant to the terms of an agreement, which ended in the quarter ended June 29, 2002, between the Company and Carr Separations, Inc.

     (3)  Consists of cash payments for use of automobile.

     (4)  Consists of cash payments used for purchase of retirement benefits.



The following table shows information concerning the granting of stock options during fiscal 2002 and the percentage of stock options granted to all employees.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          Percent of
                                           total
                            Number of     options/SARs   Exer
                            Securities    granted to     cise
                            underlying    employees       or         Expira
                           options/SARs   in fiscal      base         tion
                             granted        year         price         Date
 Name                         (#)            (%)         ($ /Sh)

Salvatore J. Vinciguerra    250,000         82.9%       $0.525      5/22/12

Donald R. Nelson             24,400          8.1         0.525      5/22/12

John S. Vandore              27,200          9.0         0.525      5/22/12












                                     - 7 -



The following table shows information concerning the exercise of stock options during fiscal 2002 and the fiscal year-end value of unexercised options and stock appreciation rights.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                   FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                  Number  of
                                                  Securities       Value of
                                                  Underlying     Unexercised
                                                  Unexercised    In-the-Money
                                                 Options/SARs    Options/SARs
                           Shares                 at 9/28/02      at 9/28/02
                          Acquired    Value      Exercisable/    Exercisable/
                        on Exercise  Realized   Unexercisable   Unexercisable
 Name                        (#)        ($)           (#)             ($)

Salvatore J. Vinciguerra      --         --   327,500/212,500   $  -  / $  -

Donald R. Nelson              --         --    42,260/ 42,140   $  -  / $  -

Kenneth E. Heyman             --         --    25,000/ 25,000   $  -  / $  -

John S. Vandore               --         --    29,630/ 72,570   $  -  / $  -


In connection with the hiring of Mr. Vinciguerra as Chief Executive
Officer, President and Treasurer, the Company entered into an Employment Agreement with him dated October 19, 1998. Under the Employment Agreement, Mr. Vinciguerra is entitled to an initial base salary of $140,000 per year, plus a bonus of up to 25% of his base salary at the discretion of the Board of Directors. In addition, he was granted stock options as follows: (i) ten year incentive stock options to acquire 200,000 shares of Common Stock on October 19, 1998, which options vest 25% at the end of each of the first four years of employment, with acceleration of vesting upon the happening of certain events;
(ii) ten year incentive stock options to acquire 50,000 shares of Common Stock on October 22, 1999, which options vest 25% immediately and 25% on each of the first three anniversaries of the grant of the stock options; and (iii) ten year incentive stock options to acquire 40,000 shares of Common Stock granted on May 16, 2000, which options vest 25% on each of the first four anniversaries of the grant of the stock options. Mr. Vinciguerra is entitled to six months of severance compensation upon termination of his employment by the Company other than for cause.

In addition, the Company has entered into a Management Services Deed with Maxwell Chester and Maxwell Industrial Sales Pty Ltd ("Maxwell Industries"), an entity controlled by Mr. Chester, dated November 1, 2000. The term of this agreement is three years with an option to extend the term for a period of one year, and for additional periods of one year. Under the agreement, the Company is to pay Maxwell Industries a yearly consultancy fee of AUD$150,000 ($82,000 at fiscal year-end exchange rate). The agreement provides that neither
Mr. Chester nor Maxwell Industries can compete with the Company in various jurisdictions and for varying time periods.
                                     - 8 -



The Company has also entered into an agreement with Mr. Heyman, its Vice President of Finance and Controller, under which Mr. Heyman is entitled to six months of severance compensation upon termination of his employment by the Company other than for cause.


Compensation of Directors

Each director who is not also an officer or employee of the Company receives a base fee of $2,400 per year. Each director who is not also an officer or employee of the Company and who lives in the Greater Worcester area receives $500 for each Board of Directors meeting he attends. Each director who is not also an officer or employee of the Company and who lives outside the Greater Worcester area receives $750 for each such meeting, plus travel expenses to and from Worcester. Each non-employee director who participates in a Board of Directors meeting by telephone will receive a fee equal to $250. No extra compensation is paid for attendance at meetings of committees. In May 2002, in lieu of payment of portions of retainer and meeting fees, each non-employee director was granted a non-qualified stock option in the amount of 10,000 shares of Common Stock at an exercise price of $0.525, equal to the mean between the low bid and high ask price on the day of the grant. Substantially all of the options vest ratably over the ten month period. All non-employee directors as a group were granted 40,000 stock options during fiscal year 2002, of which 22,000 shares vested, and were paid $6,150, for services rendered during fiscal year 2002.

The Board of Directors has a Severance Compensation Plan for certain officers and all directors in the event that there is a "change in control" of the Company not approved by the Board of Directors resulting in the termination of employment or reduction in the duties and responsibilities of the President, Vice-Presidents and Treasurer (as determined by the Board of Directors) and/or a termination of service as director of the Company. The plan provides that such President, Vice-Presidents and Treasurer will continue to receive the compensation being paid to them at the time of the termination or change in the nature of employment, for a period of five years following such termination or change, and the non-employee directors will continue to receive directors' fees of $500 or $750 per fiscal quarter, depending on whether or not the director lives in the Greater Worcester area, or $250 if the meeting is held by telephone conference, for such five year period. At the current rate of compensation this would entail an aggregate payment of approximately $1,639,000 to the executive officers as a group and a payment of approximately $32,500 to the non-employee directors as a group.

ITEM 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.

Equity Compensation Plan Information

                                                            Number of securi
                                                             ties remaining
                                                             available for
                                                            future issuance
                      Number of securi   Weighted average    under equity
                      ties to be issued   exercise price    compensation plans
                      upon exercise of    of outstanding    (excluding securi
                      outstanding war    options, warrants    ties reflected
Plan category         rants and rights      and rights        in column (a)
                             (a)               (b)                  (c)
				     (#)		     ($)			  (#)
Equity compensation
plans approved by          928,100           $ 1.12              71,900
security holders

Equity compensation
plans not approved            -                 -                  -
by security holders

    Totals                 928,100           $ 1.12              71,900

	Information required by this Item 11 is hereby incorporated from Item 9.



ITEM 12.      Certain Relationships and Related Transactions.

Pursuant to a Sale of Business Agreement dated November 1, 2000 under which the Company acquired Mack Valves Pty Ltd, Maxwell Chester, the current Managing Director of Mack Valves Pty Ltd., is eligible to receive approximately AUD$800,000 ($440,000) in cash and AUD$422,500 ($232,000) in options to purchase up to 150,000 shares of Common Stock in the event that certain earnout targets contained in the Sale of Business Agreement are met.



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


     (11) Statement Re Computation of Per Share Earnings.
          The Statement Re Computation of Per Share Earnings is set forth in Note 17 to the Company's
          Consolidated Financial Statements.
                                     - 12 -



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

                                SIGNATURES

In accordance with to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GODDARD INDUSTRIES, INC.


Dated:  February 6, 2003      By:   /s/Salvatore J. Vinciguerra
                                    Salvatore J. Vinciguerra
                                    President and Chief Executive Officer

                                      CERTIFICATIONS



I, Salvatore J. Vinciguerra, certify that:

1. I have reviewed this amendment to annual report on Form 10-KSB/A of Goddard Industries, Inc.;

2. Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

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

Date         February 6, 2003

By      /s/Salvatore J. Vinciguerra
           Salvatore J. Vinciguerra   Principal Executive Officer
          (Signature and Title)

                                      CERTIFICATIONS



I, Kenneth E. Heyman, certify that:

7. I have reviewed this amendment to annual report on Form 10-KSB/A of Goddard Industries, Inc.;

8. Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

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

Date         February 6, 2003

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

          (a) Adoption Agreement (Non-Standardized Code 401(k) Profit Sharing Plan) dated July 31, 1991, together with related Defined Contribution Prototype Plan and Trust Agreement. (Filed as Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended September 28, 1991.)*

          (b)  Employee Stock Purchase Plan dated December 9,
               1993.  (Filed as Exhibit 10(h) to the
               Company's Form 10-KSB for the fiscal year ended October 1, 1994.)*
                                    - 20 -


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

Dated:	February 6, 2003

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


Dated:	February 6, 2003


	_______________________________________
         Kenneth E. Heyman
      Chief Financial Officer