Form 10QSB
period 2002-12-28
GODDARD INDUSTRIES INC
filed 2003-02-14
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended    December 28, 2002

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

 Title of Each Class of            Number of Shares Outstanding
Common Equity Outstanding          at December 28, 2002

Common Stock, $.01 par value               2,560,684

Transitional Small Business Disclosure Format

           Yes  [  ]              No  [ X ]


                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS


                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

     Consolidated Balance Sheets as of December 28, 2002
     and September 28, 2002                                           3

     Consolidated Statements of Operations - Three Months Ended
     December 28, 2002 and December 29, 2001                          5

     Consolidated Statement of Shareholders' Equity - Three Months
     Ended December 28, 2002                                          6

     Consolidated Statements of Cash Flows - Three Months Ended
     December 28, 2002 and December 29, 2001                          7

     Notes to Consolidated Financial Statements                       9


Item 2     Management Discussion and Analysis                        15



PART II - OTHER INFORMATION

Item 2     Changes in Securities                                     18

Item 4     Submission of Matters to a Vote of Security Holders       18

Item 6     Exhibits and Reports on Form 8-K                          18

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements


                        GODDARD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                   December 28, 2002  September 28, 2002
               ASSETS                      Unaudited        Audited

CURRENT ASSETS:
   Cash and cash equivalents               $  137,089     $  301,417
   Cash - restricted                          250,000        200,000
   Accounts receivable, net of allowances   1,045,957        995,003
   Inventories                              2,288,204      2,300,792
   Refundable taxes on income                 427,753        373,765
   Prepaid expenses and taxes                  74,919         97,171
   Deferred income taxes                      279,337        276,122

     TOTAL CURRENT ASSETS                   4,503,259      4,544,270

NET PROPERTY, PLANT AND EQUIPMENT           1,498,835      1,542,034

OTHER ASSETS:
   Deferred charges                            12,291         12,291
   Deferred income taxes - long term          149,592        164,454
   Investment                                 250,000        250,000
   Deferred financing charges                 169,679        173,332
   Intangible assets                          112,908        115,108
   Goodwill                                 2,388,074      2,331,512

     TOTAL OTHER ASSETS                     3,082,544      3,046,697

TOTAL ASSETS                               $9,084,638     $9,133,001


             LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt    $1,492,088     $  151,499
   Accounts payable                           494,724        567,736
   Accrued expenses                           459,998        465,641
   Deferred compensation                       68,988         68,988

     TOTAL CURRENT LIABILITIES              2,515,798      1,253,864

LONG-TERM DEBT                              1,779,001      3,039,338
DEFERRED COMPENSATION                         352,787        345,571

SHAREHOLDERS' EQUITY:
   Capital Stock:
    Preferred stock - par value $.01 per share;
     3,000,000 shares authorized, none issued
     or outstanding.                             -              -
    Common stock - par value $.01 per share;
     12,000,000 shares authorized, 2,560,684
     issued and outstanding at December 28, 2002
     and September 28, 2002                    25,607         25,607
   Additional paid-in capital                 700,487        700,487
   Accumulated other comprehensive income      85,988         49,440
   Retained earnings                        3,624,970      3,718,694

     TOTAL SHAREHOLDERS'EQUITY              4,437,052      4,494,228

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY  $9,084,638     $9,133,001




























           The accompanying notes are an integral part of the consolidated financial statements

                      GODDARD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                For the Three        For the Three
                                 Months Ended         Months Ended
                              December 28, 2002     December 29, 2001

NET SALES                           $1,624,805            $1,643,336

COST OF SALES                        1,067,909             1,061,243

GROSS PROFIT                           556,896               582,093

SELLING AND ADMINISTRATIVE
  EXPENSES                             654,553               731,711

INCOME (LOSS) FROM OPERATIONS          (97,657)             (149,618)

OTHER INCOME (EXPENSE):
    Interest expense                   (65,777)              (58,521)
    Other income, net                    7,075                 7,957
    Foreign exchange                      (864)               (3,423)

   TOTAL OTHER INCOME (EXPENSE)        (59,566)              (53,987)

INCOME (LOSS) BEFORE  TAXES           (157,223)             (203,605)


BENEFIT FROM INCOME TAXES              (63,499)              (80,600)


NET LOSS                              ($93,724)            $(123,005)


EARNINGS PER SHARE:

  Net Income:
       Basic                           $(0.04)               ($0.06)
       Diluted                           N/A                   N/A






           The accompanying notes are an integral part of the consolidated financial statements

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
                    THREE MONTHS ENDED DECEMBER 28, 2002
                                                             Accum
                           Additional  Compre-             Other Com-
                     Common  paid-in   hensive   Retained  prehensive
                     stock   capital   income    earnings    income    Total

Balance at
 September 28, 2002

 2,560,684  shares   $25,607 $700,487          $3,718,694 $49,440 $4,494,228

Net loss                -        -     (93,724)   (93,724)    -      (93,724)

Other comprehensive income:
  Foreign currency
   translation, net
   of taxes of ($25,000) -        -     36,548      -      36,548     36,548

Comprehensive loss                    $(57,176)

Balance at
 December 28, 2002

 2,560,684 shares   $25,607  $700,487          $3,624,970 $85,988 $4,437,052























           The accompanying notes are an integral part of the consolidated financial statements

                        GODDARD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                                              For the Three Months Ended
                                        December 28, 2002  December 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating loss                          $(93,724)       $(123,005)

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization               80,989          119,014
    Changes in assets and liabilities:
      Accounts receivable                      (34,230)         367,190
      Inventories                               37,943          (22,126)
      Refundable income taxes                     -              10,108
      Prepaid expenses and other                23,127          113,244
      Accounts payable                         (83,702)        (248,848)
      Accrued expenses                         (13,978)          23,416
      Income taxes receivable/payable             -               2,045
      Deferred income taxes                    (63,500)         (82,645)
      Deferred compensation                      6,451           (6,546)

        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                 (140,624)         151,847

CASH FLOWS FROM INVESTING ACTIVITIES:

  Deferred charges                                -             (17,330)
  Property, plant and equipment additions      (13,875)         (29,054)

    NET CASH USED IN INVESTING
     ACTIVITIES                                (13,875)         (46,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                 817,679             -
  Repayments of long term debt                (782,508)        (122,311)
  Issuance of common stock                        -             206,000

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES                       35,171           83,689

EFFECT OF EXCHANGE RATE CHANGES ON CASH          5,000           10,800

NET INCREASE (DECREASE) IN CASH               (114,328)         199,952

CASH AND EQUIVALENTS - BEGINNING               501,417         $815,704

CASH AND EQUIVALENTS - ENDING                $ 387,089       $1,015,656

     Supplemental Disclosures of Cash Flow Information

CASH PAID DURING THE PERIOD:
  Interest                                    $61,200           $49,600
  Income taxes                                   -                 -













































           The accompanying notes are an integral part of the consolidated financial statements

                           GODDARD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 28, 2002
                                (UNAUDITED)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended September 28, 2002 that is included in the Company's Form 10-KSB and 10-KSB/A. The Company believes the disclosures contained herein are adequate to make the information presented not misleading.


Intangible Assets:

The Company adopted Financial Accounting Standards Statements Nos. 141, "Business Combinations" (SFAS No. 141), and 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective September 29,2002. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.


Asset Impairment:

The Company adopted Financial Accounting Standards Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective September 29, 2002. In accordance with SFAS No. 144, long-lived assets to be held and used by the Company are reviewed at least annually to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.


Reclassifications:

Certain amounts in the September 28, 2002 financial statements have been reclassified to conform with the December 28, 2002 presentation, with no affect on previously reported net income, earnings per share, or shareholders' equity.



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



NOTE 3.  INVENTORIES:

Consolidated inventories are comprised of the following:

                                           December 28,    September 28,
                                              2002             2002

      Finished goods                       $1,908,731       $1,925,843
      Work in process                          79,888           78,436
      Raw materials                           299,585          296,513

                                           $2,288,204       $2,300,792



NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Prior to the Company's adoption of SFAS Nos. 141, 142 and 144, management conducted a preliminary review of the impact of adopting these new standards and, as a result of this review, expected that there would be no impairment or other negative impact, and made no adjustment to the carrying value of goodwill and other intangibles. In conjunction with the Company's adoption of SFAS Nos. 141, 142 and 144 the Company completed transitional goodwill impairment testing for its reporting units. The testing requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Company concluded that the fair value exceeded the carrying value, and that no transitional impairment should be recognized. In addition, it was determined that no reclassification of goodwill to amortizable intangible assets was warranted as a result of the adoption of SFAS 142.

The following table displays the effect on prior period earnings, had SFAS 142 been adopted and in effect at that time:

                                                     Three months ended
                                                 December 28,    December 29
                                                     2002            2001

Net loss                                         ($ 93,724)       ($123,005)
Add back:  goodwill amortization, net of tax          -              14,117

Adjusted net loss                                ($ 93,724)       ($108,888)

Basic earnings per share:
  Net income                                       ($0.04)          ($0.06)
  Goodwill amortization                               -               0.01

  Adjusted net income                              ($0.04)          ($0.05)


At December 28, 2002 intangible assets are comprised of the following:

                                        Gross carrying      Accumulated
                                            Amount         Amortization
Amortized intangible assets:
     Patent pending                       $ 26,938           $   200
     CE Mark                                88,170             2,000

     Total                                $115,108           $ 2,200


Unamortized intangible asset:
      Goodwill                          $2,388,074

Amortization expense for the three months ended December 28, 2002 totaled
$2,200.

Approximate future amortization expense for the remaining life of the intangible assets is $10,100 for each of the fiscal years 2003, 2004, 2005, 2006 and 2007, and $62,408 thereafter.

There has been no change in the carrying value of unamortizable intangible assets during the three months ended December 28, 2002

NOTE 5.  LONG-TERM DEBT:

At December 28, 2002, The Company's long-term debt consisted of the following:


                                                     LONG-TERM      CURRENT

Mortgage payable, Commerce Bank and Trust Company,
due in 120 monthly installments of approximately $5,900
including interest at 8% for the first five years,
and at the bank's prime rate plus l.5% thereafter.    $  674,328  $  15,000

Revolving line of credit, Commerce Bank and Trust
Company, bearing interest at the bank's prime rate
plus l.5%, due in March 2004.                          1,104,673       -

Note payable, National Australia Bank, due in
quarterly installments of approximately A$71,000
($40,000) including interest at 9.30% through
November 2005 (Denominated in AUD).                         -       434,354

Revolving line of credit, National Australia Bank,
current rate of 6.36% through October 2005.
Commencing November 1, 2005 quarterly payments
of principal plus interest in amounts sufficient
to amortize the then outstanding balance by
October 31, 2010.  Interest may not exceed 9.55%
for the life of the loan. (Denominated in AUD).             -     1,008,720

Capital lease obligations for machinery.
(Denominated in AUD).                                       -        34,014

                                                      $1,779,001 $1,492,088

All of the above bank debt is secured by substantially all of the assets of the Company. At December 28, 2002 the Company was not in compliance with certain financial covenants of its loans with National Australia Bank, and accordingly, the Company has classified the National Australia Bank debt as current. See Note 10, Subsequent Events, for further discussion of long-term debt.

NOTE 6.  INCOME TAXES:

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                         December 28,   September 28,
                                              2002            2002
   Deferred tax asset
     Deferred compensation                $  156,200      $  156,200
     Capital loss carry forward              167,700         167,700
     Inventory valuation                     156,200         141,100
     Accrued salaries                         95,500          95,500
     Bad debts                                31,800          31,800
     Foreign tax credit carry forward         93,000          93,000
     Net operating loss carry forward        113,000         109,000
     Other                                    13,229           3,976

       Total gross deferred tax assets       826,629         798,276

   Deferred tax liabilities:
     Depreciation                            (92,200)        (92,200)
     Amortization                            (64,800)        (64,800)
     Gain on foreign currency                (58,000)        (33,000)

       Total gross deferred
        tax liabilities                     (215,000)       (190,000)

       Deferred tax asset before
        valuation allowance                  611,629         608,276

   Less valuation allowance                 (182,700)       (167,700)

                                            $428,929        $440,576

Management has established valuation allowances against the deferred tax assets attributable to the capital loss and a portion of the net operating loss carry forwards.



NOTE 7.  ENVIRONMENTAL MATTERS:

In 1998, the Company filed a Class "C" Response Action Outcome (RAO) Statement with the Massachusetts Department of Environmental Protection regarding its facility in Worcester, Massachusetts. The Company has been conducting periodic monitoring as required by the RAO. No further action is required at this time.

NOTE 8. EARNING PER SHARE:

The following data show the amounts used in computing earnings per share
(EPS) from operations.
                                    Three months ended December 28, 2002
                                         Loss     Common Shares    EPS
Basic EPS:
   Loss available to common
    shareholders                       ($ 93,724)     2,560,684   ($.04)

Diluted EPS are not applicable for a period in which a loss is reported.


                                    Three months ended December 29, 2001
                                         Loss     Common Shares    EPS
Basic EPS:
   Loss available to common
    shareholders                       ($123,005)     2,165,080   ($.06)

Diluted EPS are not applicable for a period in which a loss is reported.

NOTE 9.  SEGMENT INFORMATION:

The Company conducts operations through business segments established along the following geographic lines: Western Hemisphere, which is represented by Goddard Valve, and Asia/Pacific, represented by Mack Valves. Certain expenses that are related to corporate activities, and unrelated to business segment activities, are separately stated.



Summarized segment financial information for the three months ended December 28, 2002, in thousands of dollars, is as follows:

                                     Western    Asia/
                         Corporate  Hemisphere Pacific    Total

  Total sales                 -      $  798    $  870    $1,668
  Intercompany sales                      7        36        43

  Sales to external
    Customers                 -         791       834     1,625

  Operating profit (loss)  (110)        ( 9)       21       (98)

  Total interest              9          31        53        93
  Intercompany interest                            27        27
  Interest expense            9          31        26        66

  Total other income          -          35        (1)       34
  Intercompany interest       -          27         -        27
  Other income                -           8        (1)        7

  Foreign exchange            -           -         1         1

  Depreciation
   and amortization           -          52        29        81

  Segment profit (loss)    (119)         (4)      (34)     (157)

  Expenditures
   for segment assets        -            3        11        14

  Segment assets          8,002       8,122     4,234    20,359
  Eliminations in
   consolidation         (6,699)     (4,454)     (121)  (11,274)

  Total assets           $1,303      $3,669    $4,113    $9,085

Summarized segment financial information for the three months ended December 29, 2001, in thousands of dollars, is as follows:

                                     Western    Asia/
                         Corporate  Hemisphere Pacific    Total

  Total sales                -       $  830    $  834    $1,664
  Intercompany sales                      2        19        21

  Sales to external
    customers                 -         828       815     1,643

  Operating profit         (139)        ( 4)      ( 7)     (150)

  Total interest              9          27        50        86
  Intercompany interest                            27        27
  Interest expense            9          27        23        59

  Total other income          -          31         4        34
  Intercompany interest       -          27         -        27
  Other income                -           4         4         8

  Foreign exchange            -            -       (3)       (3)

  Depreciation
   and amortization           -          72        47       119

  Segment profit (loss)     (60)         18       (12)      (53)

  Expenditures
   for segment assets        -           20         9        29

  Segment assets          7,880       8,401     4,119    20,400

  Eliminations in
   Consolidation         (6,688)     (3,783)     (150)  (10,621)

  Total assets           $1,192      $4,618     $3,969   $9,779


NOTE 10  SUBSEQUENT EVENTS

On January 31, 2003, the Company sold substantially all of the operating assets of the business of Goddard Valve to Engineered Controls International, Inc. (ECII), for $4.1 million dollars less the reduction, if any, in the total value of Goddard Valve's inventory and accounts receivable at the date of sale as compared to the total value of inventory and accounts receivable at June 30, 2002. At the time of sale, $3.2 million was paid in cash, $700,000 was held back pending the final determination of inventory values, and $200,000 was held back pending the collection of accounts receivable. Reference is hereby made to the Company's Form 8-K filed on February 3, 2003.

Approximately $1.9 million of the proceeds from the sale was used to retire all of the Company's outstanding debt to Commerce Bank and Trust Company.
                                  -16-


Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 28, 2002

The discussion of results of operations set forth below includes the operations of Goddard Valve Corporation ("Goddard Valve"). The reader should bear in mind that the assets of Goddard Valve were sold on January 31, 2003 (see Footnote 10 to the financial statements, Subsequent Events).

Net sales for the three months ended December 28, 2002 were $1,625,000 with a net loss of $94,000, or $.04 per share, compared with net sales of $1,643,000 with a net loss of $123,000, or $.06 per share, for the corresponding period last year. Had SFAS 142 been adopted for the three months ended December 29, 2001, the net loss would have been $109,000 or $.05 per share.

New orders received in the first quarter were 4.3% higher than for the same period last year. New orders at Goddard Valve were 10% higher than for the same quarter last year, while new orders at Mack Valves were level with the same quarter last year. At December 28, 2002, the backlog of orders was 22% lower than at the end of last year's first quarter, with Goddard Valve's backlog down 57% and Mack Valves' up 29%.

The consolidated operating loss improved by $52,000 from a loss of $150,000 to a loss of $98,000. Of the $52,000 improvement, $29,000 was a result of a reduction in Corporate expenses and $28,000 as a result of an improvement in operating profit at Mack Valves; these were partially offset by a $5,000 increase in operating loss at Goddard valve.


The slightly greater operating loss of $5,000 at Goddard Valve was the net result of expenses which were $21,000 less than the previous year period and $26,000 of lower gross margins. Lower expenses followed actions taken in October 2001 which included reductions in management salaries of 10%, a freeze on all other salaries, a 15% workforce reduction, and selected reductions in other costs. The lower gross margins were primarily from underabsorption of overhead on lower net sales, which declined by 4% from the same period last year.

The improvement of $29,000 in operating profit at Mack Valves resulted from a $8,000 improvement from operations and a $21,000 reduction in Goodwill amortization resulting from a change in accounting for Goodwill (see Note 4 to the Financial Statements). The $8,000 operating improvement resulted from increased net sales, which were 2 % higher than the same period last year, while cost of goods and expenses were essentially the same as the same period last year.

The reduction in Corporate expenses of $28,000 was the result of actions taken in October of 2001, similar to those described above at Goddard Valve, and in May of 2002, which consisted of substituting stock options in lieu of salary for certain senior members of the management team; stock options in lieu of fees for directors of the company; reducing professional fees associated with being a public company; and reducing administrative functions within the company.

This year's other expenses increased by $6,000 when compared to the same period last year, the net result of an increase of interest charges of $7,000 partially offset by slightly lower losses on foreign exchange.


LIQUIDITY AND CAPITAL RESOURCES

Subsequent to the end of the quarter, the Company's liquidity and capital resources were significantly changed as a result of the sale of the operating assets of Goddard Valve, as discussed below.

At December 28, 2002, cash and cash equivalents were $137,000, and working capital was $1,987,000. On that date, consolidated long-term debt equaled $3,271,000 of which $1,492,000 was short-term and $1,779,000 was long-term. Loans from Commerce Bank and Trust Company ("CBTC") accounted for $15,000 of short-term and $1,779,000 long-term debt. National Australia Bank ("NAB") accounted for $1,443,000 ( denominated in AUD), all of which is classified as current because Mack Valves had not met its debt service coverage covenant with NAB. NAB is aware of the matter and has elected to not take any action at this time with regard to its loan. The sale of Goddard Valve's assets was unrelated to the default debt service coverage covenant with NAB.

On January 31, 2003, the Company sold substantially all of the operating assets of its Goddard Valve subsidiary to Engineered Controls International, Inc., a Delaware corporation. The purchase price was approximately $4.1 million, less an adjustment, if any, for a reduction in the value of inventory and accounts receivable at closing as compared to the value of inventory and accounts receivable at June 30, 2002. Of the total purchase price, approximately $3.2 million was paid in cash at the closing. Up to an additional $700,000 is payable after the determination of the value of inventory at the time of closing, and up to an additional $200,000 is payable upon collection of transferred accounts receivable. On January 31, 2003, approximately $1.9 million of the cash proceeds were used to retire all of the Company's outstanding debt to Commerce Bank and Trust Company.

While the Company continues to have debt service obligations to NAB from the financing of its acquisition of Mack Valves, the Company's liquidity has been dramatically improved with the sale of the assets of Goddard Valve. Management believes that this new liquidity plus the facility with NAB will be sufficient to provide normal working capital and debt service requirements of the Company's current business in the near and long term.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 to our annual financial statements included in Form 10-KSB and 10-KSB/A for the year ended September 28, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ form these estimates under different assumptions or conditions. Our most significant accounting policies include:

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

Intangible Assets and Goodwill: Goodwill, created in connection with the acquisition of Mack Valves on November 1, 2000, and other intangible assets, are stated at cost, less accumulated amortizaton. Until September 29, 2002, amortization of goodwill had been computed over an estimated useful life of thirty years. On September 29, 2002, the Company adopted Financial Accounting Standards Statement ("SFAS") No. 141 "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of the adoption of SFAS Nos. 141, 142 and 144, the Company no longer amortizes Goodwill and other intangible assets with indefinite lives, but instead, tests the value of these assets for impairment at least annually.

Asset Impairment: The Company adopted Financial Accounting Standards Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective September 29, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.

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

Item 3 - Controls and Procedures

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


Item 3 - Defaults Upon Senior Securities

At December 28, 2002, the Company was in default on its revolving Line of credit and note payable to National Australia Bank because it was out of compliance with certain of the financial covenants of the loans. However, NAB elected not to take any action at this time


Item 6 - Exhibits and Reports on Form 8-K

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

   Dated as of February 14, 2002


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            ----------------------------
                            Salvatore J. Vinciguerra
                            President,
                            Chief Executive Officer


                         By:/s/Kenneth E. Heyman
                            ----------------------------
                            Kenneth E. Heyman
                            Principal Financial and
				    Accounting Officer

                              CERTIFICATIONS



I, Salvatore J. Vinciguerra, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Goddard Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date         February 14, 2003

By      /s/Salvatore J. Vinciguerra
           Salvatore J. Vinciguerra   Principal Executive Officer
          (Signature and Title)

                                      CERTIFICATIONS



I, Kenneth E. Heyman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Goddard Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date         February 14, 2003

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

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1)	the Quarterly Report on Form 10-QSB for the period ended
December 28, 2002 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Dated:	February 14, 2003

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

                               Exhibit 99.2


                              Certification


              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (Subsections (a) and (b) of Section 1350, Chapter 63 of
                          Title 18, United States Code)

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1)	the Quarterly Report on FORM, 10-KSB for the period ended
December 28, 2002 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.


Dated:	February 14, 2003


	_______________________________________
         Kenneth E. Heyman
      Chief Financial Officer