Form 10QSB
period 2003-03-29
GODDARD INDUSTRIES INC
filed 2003-05-19
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended    March 29, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from _______________ to ________________


                    Commission File No. 0-2052

                      GODDARD INDUSTRIES, INC.

       (Exact name of registrant as specified in its charter)


        Massachusetts                              04-2268165

(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)



        705 Plantation Street, Worcester, Massachusetts    01605

           (Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code:    (508)852-2436


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 Title of Each Class of            Number of Shares Outstanding
Common Equity Outstanding          at March 29, 2003

Common Stock, $.01 par value               2,560,684

Transitional Small Business Disclosure Format

           Yes  [  ]              No  [ X ]










                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS


                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

     Consolidated Balance Sheets as of March 29, 2003
     and September 28, 2002  (Unaudited)                             3

     Consolidated Statements of Operations - Three and Six Months
     Ended March 29, 2003 and March 30, 2002 (Unaudited)	         5

     Consolidated Statement of Shareholders' Equity - Six
     Months Ended March 29, 2003 (Unaudited)	                     7

     Consolidated Statements of Cash Flows - Six Months
     Ended March 29, 2003 and March 30, 2002 (Unaudited)             8

     Notes to Consolidated Financial Statements                     10


Item 2     Management Discussion and Analysis                       19

Item 3     Controls and Procedures                                  23

PART II - OTHER INFORMATION


Item 3     Defaults Upon Senior Securities                          24

Item 6     Exhibits and Reports on Form 8-K                         24

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements


                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                  	    March 29, 2003  September 28, 2002
               ASSETS                      Unaudited        Audited

CURRENT ASSETS:
   Cash and cash equivalents               $1,159,130     $  251,417
   Cash - restricted                            -            250,000
   Accounts receivable, net of allowances     626,115        532,167
   Inventories                                868,673        826,940
   Refundable taxes on income                 445,967        373,765
   Prepaid expenses and taxes                  87,596         93,964
   Deferred income taxes                      114,897        276,122

     TOTAL CURRENT ASSETS                   3,302,378      2,604,375

NET PROPERTY, PLANT AND EQUIPMENT             605,476        870,705

OTHER ASSETS:
   Deferred charges                              -            12,291
   Deferred income taxes - long term          166,801        164,454
   Real estate held for sale                  265,029           -
   Investment                                 250,000        250,000
   Deferred Financing Charges                  33,543         32,437
   Goodwill                                 2,521,063      2,331,512
   Net assets of discontinued operations      407,998        738,388

     TOTAL OTHER ASSETS                     3,644,434      3,529,082

TOTAL ASSETS                               $7,552,288     $7,004,162


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt    $1,543,134     $  136,499
   Accounts payable                           427,806        351,432
   Accrued expenses                           409,646        277,875
   Deferred compensation                       68,988         68,988

     TOTAL CURRENT LIABILITIES              2,449,574        834,794

LONG-TERM DEBT                                   -         1,329,569
DEFERRED COMPENSATION                         352,483        345,571

           The accompanying notes are an integral part of the consolidated financial statements

SHAREHOLDERS' EQUITY:
   Capital Stock:
    Preferred stock - par value $.01 per share;
     3,000,000 shares authorized, none issued
     or outstanding.                               -              -
    Common stock - par value $.01 per share;
     12,000,000 shares authorized, 2,560,684
     issued and outstanding at March 29, 2003
     and September 28, 2002                      25,607         25,607
   Additional paid-in capital                   700,487        700,487
   Accumulated other comprehensive income       176,808         49,440
   Retained earnings                          3,847,329      3,718,694

     TOTAL SHAREHOLDERS' EQUITY               4,750,231      4,494,228

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $7,552,288     $7,004,162



























           The accompanying notes are an integral part of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                       For the Three For the Six   For The Three  For the Six
                       Months Ended  Months Ended  Months Ended   Months Ended
                            March 29, 2003                March 30, 2002

NET SALES                   $825,612   $1,695,532       $604,675   $1,442,463

COST OF SALES                494,427    1,026,097        343,459      843,714

GROSS PROFIT                 331,185      669,435        261,216      598,749

SELLING AND ADMINISTRATIVE
  EXPENSES                   528,479      914,754        459,035      901,150

LOSS FROM
  OPERATIONS                (197,294)    (245,319)      (197,819)    (302,401)

OTHER INCOME (EXPENSE):
    Interest expense         (56,861)    (119,034)       (70,942)    (129,463)
    Other income (loss), net (22,863)      11,442         14,010       21,968
    Gain(loss)on foreign
     exchange                   (820)      (1,685)         4,603        1,180

   TOTAL OTHER
    INCOME (EXPENSE)         (80,544)    (109,277)       (52,329)    (106,315)

LOSS FROM CONTINUING
  OPERATIONS BEFORE TAXES   (277,838)    (354,596)      (250,148)    (408,716)

BENEFIT FROM
  INCOME TAXES              (110,501)    (141,502)      (100,009)    (162,780)

LOSS FROM CONTINUING
 OPERATIONS, NET OF TAXES   (167,337)    (213,094)      (150,139)    (245,936)

LOSS FROM DISCONTINUED
 OPERATIONS NET OF
 INCOME TAX BENEFIT         (306,721)    (354,688)       (38,675)     (65,883)

GAIN ON DISPOSITION OF
 DISCONTINUED OPERATIONS
 NET OF INCOME TAX EXPENSE
 OF $336,822                 696,417      696,417           -           -


NET INCOME (LOSS)           $222,359     $128,635      $(188,814)   $(311,819)


           The accompanying notes are an integral part of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)
                                  (Unaudited)

                        For the Three For the Six   For The Three  For the Six
                        Months Ended  Months Ended  Months Ended   Months Ended
                            March 29, 2003       	   March 30, 2002

EARNINGS (LOSS) PER SHARE:
 Basic:

   Continuing operations      $(0.06)      $(0.08)       $(0.06)      $(0.10)

   Discontinued operations     (0.12)       (0.14)        (0.01)       (0.03)

   Gain on disposition of
    Discontinued operations     0.27         0.27           -            -

   Net income (loss)           $0.09        $0.05        $(0.07)      $(0.13)


Weighted average shares     2,560,684    2,560,684     2,560,684     2,362,882
























                The accompanying notes are an integral part
                  of the consolidated financial statements

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       SIX MONTHS ENDED MARCH 29,2003
                                (Unaudited)
                                                              Accum
                           Additional  Compre-             Other Com-
                     Common  paid-in   hensive   Retained  prehensive
                     stock   capital   income    earnings    income    Total

Balance at
 September 28, 2002

 2,560,684  shares  $25,607  $700,487         $3,718,694  $49,440 $4,494,228

Net income             -         -     128,635   128,635     -       128,635

Other comprehensive income:
  Foreign currency
   translation, net
   of taxes of ($85,000) -       -     127,368      -      127,368   127,368

Comprehensive income                  $256,003

Balance at
 March 29, 2003

 2,560,684 shares   $25,607  $700,487         $3,847,329  $176,808 $4,750,231






















           The accompanying notes are an integral part of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                              For the Six Months Ended
                                          March 29, 2003    March 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $  128,635        $ (311,819)

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Loss from discontinued operations          354,688            65,883
    Gain on disposal of assets                (696,417)             -
    Depreciation and amortization               77,997           112,192
    Deferred income taxes                      223,730           (39,516)
    Changes in assets and liabilities:
      Accounts receivable                      (39,464)          248,019
      Inventories                               43,848            22,055
      Refundable income taxes                  (70,567)         (268,739)
      Prepaid expenses and other                13,953            59,742
      Accounts payable                         (58,047)         (186,225)
      Accrued expenses                          14,036            44,363
      Deferred compensation                      4,435           (15,515)

        NET CASH USED IN OPERATING ACTIVITIES   (3,173)         (269,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of business         3,200,000              -
  Deferred charges                              12,291           (24,856)
  Property, plant and equipment additions      (18,032)          (52,872)
  Cash provided by (used in)
   discontinued operations                    (759,282)          216,818

    NET CASH PROVIDED BY
      INVESTING ACTIVITIES                   2,434,977           139,090

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                 203,574            40,220
  Repayments of long term debt              (2,003,005)         (249,860)
  Issuance of common stock                        -              206,000
  Finance fees deferred                           -              (92,721)

    NET CASH USED IN FINANCING ACTIVITIES   (1,799,431)          (96,361)

EFFECT OF EXCHANGE RATE CHANGES ON CASH         25,340            16,558

NET INCREASE (DECREASE) IN CASH                657,713          (210,273)

CASH AND EQUIVALENTS - BEGINNING               501,417           815,704

CASH AND EQUIVALENTS - ENDING               $1,159,130        $  605,431

           The accompanying notes are an integral part
            of the consolidated financial statements
                                  -8-



     Supplemental Disclosures of Cash Flow Information


CASH PAID DURING THE PERIOD:
  Interest                                    $116,772          $129,438
  Income taxes                                $   -             $115,964










































              The accompanying notes are an integral part
               of the consolidated financial statements

                           GODDARD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 29, 2003
                                (Unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended September 28, 2002 that are included in the Company's Forms 10-KSB and 10-KSB/A. The Company believes the disclosures contained herein are adequate to make the information presented not misleading.


Intangible Assets:

The Company adopted Financial Accounting Standards Statements Nos. 141, "Business Combinations" (SFAS No. 141), and 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective September 29, 2002. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.


Asset Impairment:

The Company adopted Financial Accounting Standards Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective September 29, 2002. In accordance with SFAS No. 144, long-lived assets to be held and used by the Company are reviewed at least annually to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset, measured using an estimate of discounted cash flow analysis.

Stock Options:

The Company adopted Financial Accounting Standards Statement No. 148, "Accounting for Stock-Based Compensation", effective September 29, 2002. (Note 8)

Reclassifications:

Certain amounts in the March 30, 2002 and September 29, 2002 financial statements have been reclassified to conform with the March 29, 2003 presentation, with no affect on previously reported net income, earnings per share, or shareholders' equity.



NOTE 2.  BASIS OF PRESENTATION:

The accompanying financial statements include the accounts of Goddard Industries, Inc. (the "Company"), its wholly-owned subsidiaries Mack Valves Corporation, formerly known as Goddard Valve Corporation ("Mack - USA"), Goddard Management Company, Inc. and Mack Valves Pty Ltd ("Mack Valves") (collectively, the "Company"). Goddard Management Company, Inc. was dissolved during the quarter ended June 29, 2002.

All material intercompany transactions have been eliminated.

The information shown in the consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period, and are subject to adjustment at year end.

On January 31, 2003 the Company sold substantially all of the assets of Mack-USA to Engineered Controls International, Inc. ("ECII"),a Delaware corporation, for a total purchase price of approximately $3,900,000. Of the purchase price, $3,200,000 was paid in cash at the closing and an additional approximate $500,000 had been paid by April 1, 2003. Up to an additional $200,000 is payable upon collection of transferred accounts receivable. The assets sold included Mack-USA's machinery and equipment, office equipment, inventory, accounts receivable, intellectual property and proprietary information, including rights to the use of the names "Goddard Industries, Inc." and "Goddard Valve Corporation." The Company is restricted from competing with ECII in certain geographical areas for certain cryogenic valve types.

On February 05, 2003, Goddard Valve Corporation was renamed Mack Valves Corporation. The Company must discontinue its use of the names "Goddard", "Goddard Industries, Inc." and "Goddard Valve Corporation".

The Mack-USA business that was sold designed, manufactured, and sold cryogenic valves that are used primarily by the industrial gas industries, including atmospheric gases, LNG, liquid hydrogen and specialty gases used in semiconductor manufacture.

Approximately $1.9 million of the proceeds from the sale was used to retire all of the Company's outstanding debt to Commerce Bank and Trust Company.

Reference is hereby made to the Company's Form 8-K filed on February 3, 2003 and Form 8K/A filed on April 7, 2003 for additional information.

As a result of the sale of Mack-USA assets, the operations of that segment have been reclassified to discontinued operations (Note 9.)

In addition, the Company put the real estate that formerly housed Mack-USA on the market for sale and hopes to complete a sale within one year.
Accordingly, as required by SFAS No. 144, the real estate has been classified as real estate held for sale at March 29, 2003.


NOTE 3.  INVENTORIES:

Inventories are comprised of the following:

                                            March 29,    September 28,
                                              2003             2002

      Finished goods                         $677,527         $680,442
      Work in process                          79,483           47,035
      Raw materials                           111,663           99,463

                                             $868,673         $826,940


NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Prior to the Company's adoption of SFAS Nos. 141, 142 and 144, management conducted a preliminary review of the impact of adopting these new standards and, as a result of this review, expected that there would be no impairment or other negative impact, and made no adjustment to the carrying value of goodwill and other intangibles. In conjunction with the Company's adoption of SFAS Nos. 141, 142 and 144 on September 29,2002, the Company completed transitional goodwill impairment testing for its reporting units. The testing requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Company concluded that the fair value exceeded the carrying value, and that no transitional impairment should be recognized. In addition, it was determined that no reclassification of goodwill to amortizable intangible assets was warranted as a result of the adoption of SFAS 142.

The following table displays the effect on prior period earnings, had SFAS 142 been adopted and in effect at that time:
                                                       Six months ended
                                                     March 29,   March 30,
                                                        2003        2002

Net loss from continuing operations                $(213,094)     $(245,936)
Add back:  goodwill amortization, net of tax            -            29,348

Adjusted net loss                                 $ (213,094)     $(216,588)

Basic earnings (loss) per share:
  Net loss from continuing operations                $(0.08)        $(0.10)
  Goodwill amortization                                 -             0.01

  Adjusted net loss from continuing
   operations                                        $(0.08)        $(0.09)


                                                     Three months ended
                                                     March 29,   March 30,
                                                        2003        2002

Net loss from continuing operations                 $(167,337)     $(150,139)
Add back:  goodwill amortization, net of tax             -            15,231

Adjusted net loss                                   $(167,337)     $(134,908)

Basic earnings per share:
  Net loss from continuing operations                 $(0.06)        $(0.06)
  Goodwill amortization                                  -             0.01

    Adjusted net loss from continuing
     operations                                       $(0.06)        $(0.05)


At March 29, 2003 intangible assets are comprised of an unamortized intangible asset of Goodwill of $2,521,063. There was no amortization expense for the three or six months ended March 29, 2003.

NOTE 5.  LONG-TERM DEBT:

At March 29, 2003 the Company's long-term debt consisted of the following:

                                                     LONG-TERM     CURRENT
Note payable, National Australia Bank, due in
quarterly installments of approximately A$71,000
($41,000) including interest at 9.30% through
November 2005 (Denominated in AUD).                      -          428,993

Revolving line of credit, National Australia Bank,
current rate of 6.50%, through October 2005.
Commencing November 1, 2005 quarterly payments
of principal plus interest in amounts sufficient
to amortize the then outstanding balance by
October 31, 2010.  Interest may not exceed 9.55%
for the life of the loan. (Denominated in AUD).          -        1,080,540

Capital lease obligations for machinery.
(Denominated in AUD).                                    -           33,601

                                                         -       $1,543,134

All of the above bank debt is secured by substantially all of the assets of Mack Valves Pty Ltd, with a letter of comfort provided by the Company. At March 29, 2003 Mack Valves was not in compliance with certain financial covenants related to these loans and accordingly, the Company has classified the National Australia Bank debt as current.

NOTE 6.  INCOME TAXES:

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                           March 29,      September 28,
                                              2003            2002
   Deferred tax asset
     Deferred compensation                $  156,200      $  156,200
     Capital loss carry forward                 -            167,700
     Inventory valuation                       9,000         141,100
     Accrued salaries                         92,200          95,500
     Bad debts                                13,500          31,800
     Foreign tax credit carry forward         93,000          93,000
     Net operating loss carry forward        126,500         109,000
     Other                                     5,598           3,976

       Total gross deferred tax assets       495,998         798,276

   Deferred tax liabilities:
     Depreciation                             (1,500)        (92,200)
     Amortization                            (64,800)        (64,800)
     Gain on foreign currency               (118,000)        (33,000)

       Total gross deferred
        tax liabilities                     (184,300)       (190,000)

       Deferred tax asset before
        valuation allowance                  311,698         608,276

   Less valuation allowance                  (30,000)       (167,700)

                                            $281,698        $440,576

Management had established a valuation allowance in connection with the deferred tax asset related to the capital loss carry forward as of September 28, 2002. The sale of Mack-USA assets allowed the Company to eliminate this valuation allowance. The valuation allowance at March 29, 2003 relates to a portion of the net operating loss carry forward.


NOTE 7.  ENVIRONMENTAL MATTERS:

In 1998, the Company filed a Class "C" Response Action Outcome ("RAO") Statement with the Massachusetts Department of Environmental Protection regarding its facility in Worcester, Massachusetts. The Company has been conducting periodic monitoring as required by the RAO. No further action is required at this time.

NOTE 8.       COMMON STOCK OPTIONS


The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized. Had compensation costs been determined in accordance with SFAS No. 123 in the three and six months ended March 29, 2003 and March 30, 2002, pro forma net income (loss) would have been as shown:



                       For the Three For the Six   For The Three  For the Six
                       Months Ended  Months Ended  Months Ended   Months Ended
                            March 29, 2003       	   March 30, 2002



Net income (loss)          $222,359      $128,635     $(188,814)  $(311,819)

Cost of stock options
  Net of taxes               (7,920)      (47,041)      (20,530)   (110,117)


Pro forma net income
 (loss)                    $214,439      $ 81,594     $(209,344)  $(421,936)


Pro forma net income (loss)
 per share                   $0.08        $0.03        $(0.08)     $(0.18)

Note 9.  DISCONTINUED OPERATIONS

Mack-USA's discontinued operations are presented as follows:


                       For the Three For the Six   For The Three  For the Six
                       Months Ended  Months Ended  Months Ended   Months Ended
                            March 29, 2003       	   March 30, 2002

NET SALES                 $  341,210   $1,132,360       $802,837   $1,631,481

COST OF SALES                238,537      811,041        579,993    1,164,077

GROSS PROFIT                 102,673      321,319        222,844      467,404

SELLING AND ADMINISTRATIVE
  EXPENSES                   603,084      874,213        279,528      569,124

LOSS FROM
  OPERATIONS                (500,411)    (552,894)       (56,684)    (101,720)

OTHER INCOME (EXPENSE)        (4,516)        -            (7,772)      (7,772)

LOSS BEFORE
  INCOME TAXES              (504,927)    (552,894)       (64,456)    (109,492)

BENEFIT FROM INCOME TAXES   (198,206)    (198,206)       (25,781)     (43,609)

NET LOSS                   $(306,721)   $(354,688)      $(38,675)    $(65,883)

The net assets of Mack-USA's discontinued operations as of September 28, 2002 are summarized as follows:


               ASSETS

CURRENT ASSETS:
   Accounts receivable, net of allowances  $  462,836
   Inventories                              1,473,852
   Prepaid expenses and taxes                   3,207

     TOTAL CURRENT ASSETS                   1,939,895

NET PROPERTY, PLANT AND EQUIPMENT             671,329

OTHER ASSETS:
   Deferred charges                           115,108
   Deferred financing charges                 140,895

     TOTAL OTHER ASSETS                       256,003

TOTAL ASSETS                               $2,867,227


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt    $   15,000
   Accounts payable                           216,304
   Income taxes payable                       187,766

     TOTAL CURRENT LIABILITIES                419,070

LONG-TERM DEBT                              1,709,769

     TOTAL LIABILITIES                      2,128,839


NET ASSETS                                    738,388

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

SALE OF ASSETS OF GOODARD VALVE CORPORATION

On January 31, 2003 the Company, sold substantially all of the assets of Mack-USA (then Goddard Valve Corporation) to Engineered Controls International, Inc. ("ECII"),a Delaware corporation, for a total purchase price of approximately $3,900,000. $3,200,000 of the purchase price was paid in cash at the closing and approximately $500,000 was paid on April 1, 2003. Up to an additional $200,000 is payable upon collection of transferred accounts receivable. The assets sold included Mack-USA's machinery & equip-ment, office equipment, inventory, accounts receivable, intellectual property and proprietary information, including rights to the use of the names "Goddard" and "Goddard Valve Corporation." The Company is restricted from competing with ECII in certain geographical areas for certain cryogenic valve types.

As a result of the above sale, on February 05, 2003 Goddard Valve Corporation was renamed Mack Valves Corporation (Mack-USA), and the Company must discontinue its use of the name "Goddard Industries, Inc." and "Goddard Valve Corporation".

The Mack-USA business that was sold designed, manufactured, and sold cryogenic valves that are used primarily by the industrial gas industries, including atmospheric gases, LNG, liquid hydrogen and specialty gases used in semiconductor manufacture. After the sale of the business, Mack Valves in Australia becomes the principal operating subsidiary of the Company. Mack - USA will support Mack Valves' business in the United States. Mack
Valves manufactures a range of industrial valves for specialized areas of industry, including water, steam, fire service and other valves used extensively in clean water, fire prevention, mining and other industrial applications, as well as a range of cryogenic valves.

The Company has put the building and property which formerly housed Mack-USA in Worcester, Massachusetts, on the market for sale and hopes to complete a sale within one year.

RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 29, 2003 COMPARED TO
                        MARCH 30, 2002

As a result of the sale of substantially all of the assets of Mack-USA, the Company has three classes of income for reporting purposes: income from continuing operations; income from discontinued operations (the disposed Mack-USA assets), and the gain on the sale of the Mack-USA assets. Mack Valves becomes the principal operating subsidiary of the Company, and the results of operations reported herein consist of the operating results of Mack Valves and expenses associated with the corporate office in the United States.

Net sales from continuing operations for the six months ended March 29, 2003 were $1,696,000, with a net loss from continuing operations of $213,000 or $.08 basic loss per share, compared with net sales of $1,442,000 and a net loss from continuing operations of $246,000 or $.10 basic loss per share in the same period last year. During the six months ended March 29, 2003, the net loss from discontinued operations was $355,000 or $.14 basic loss per share, with a net gain on the sale of Mack-USA assets of $696,000 or $.27 per share, resulting in consolidated net income of $129,000 or $.05 per share. During the comparable period last year, the net loss from discontinued operations was $66,000 or $.03 basic loss per share, resulting in a consoli-dated net loss of $312,000 or $.13 basic loss per share.

New orders received in the six months ended March 29, 2003 were 9% higher than for the same period last year when stated in US dollars. When stated in Australian dollars, there was a decline of 2% as a result of differing exchange rates in effect. At March 29, 2003 the backlog of orders was 6% lower than at the comparable date last year when stated in US dollars, and 16% lower when stated in Australian dollars.

Operating losses from continuing operations improved by $57,000 from a loss of $302,000 in the first six months of last year to a loss of $245,000 in the first six months of this year. The improvement was made up of four component parts: an increase in gross margin of $70,000 all of which resulted from the difference in rates between the US dollar and the Australian dollar; a decrease in expenses of $84,000 all of which took place at Mack Valves; a difference
(cost) of $65,000 when Australian expenses were translated into US dollars at differing exchange rates in effect; and deferred charges of $32,000 written off at March 29, 2003.

The loss from discontinued operations of $355,000 in the six months ended March 29, 2003 consisted of a combination of losses from normal operations and certain costs associated with cessation of operations of Mack-USA at the Company's Worcester, Massachusetts facility prior to moving of assets to ECII's North Carolina plant. Stated in after tax dollars, $40,000 was attributed to normal operating losses; $233,000 to severance costs associated with the plant closure; and the remainder to deferred charges written off at the time of the sale.

The loss from discontinued operations during the six months ended March 30, 2002 was made up of losses from normal operations of the business.

The gain on sale of Mack-USA assets of $696,000 represents a pre-tax gain of approximately $1,033,000, which was made up of the sale price of $3,924,000 less the cost of the assets sold of $2,756,000 and closing costs of $135,000.



THREE MONTHS ENDED MARCH 29, 2003 COMPARED TO MARCH 30, 2002

Net sales from continuing operations for the three months ended March 29, 2003 were $826,000, with a net loss from continuing operations of $167,000 or $.06 basic loss per share, compared with net sales of $605,000 and a net loss from continuing operations of $150,000 or $.06 basic loss per share in the same period last year.

During the three months ended March 29, 2003, the net loss from discontinued operations was $307,000 or $.12 basic loss per share, with a net gain on the sale of Mack-USA assets of $696,000 or $.27 per share, resulting in consolidated net income of $222,000 or $.09 income per share. During the comparable period last year, the net loss from discontinued operations was $39,000 or $.01 basic loss per share, resulting in a consolidated net loss of $189,000 or $.07 basic loss per share.

Operating losses from continuing operations were level in the three months ended March 29, 2003 when compared to the comparable period last year. An improvement in gross margin between the second quarter of this year and the comparable period last year of $70,000 (of which $42,000 resulted from the difference in rates between the US dollar and the Australian dollar) was offset by a difference (cost) of $38,000 when Australian expenses were translated into US dollars at differing exchange rates in effect and deferred charges of $32,000 written off at March 29, 2003.



LIQUIDITY AND CAPITAL RESOURCES

As a result of the sale of the operating assets of Mack-USA, the Company's liquidity and capital resources have been significantly improved.
At March 29, 2003, cash and cash equivalents were $1,159,000, and working capital was $852,000. On that date, consolidated debt equaled $1,543,000 (denominated in AUD), substantially all of which is held by National Australia Bank ("NAB") and all of which is classified as current because Mack Valves had not met its debt service coverage covenant with NAB. NAB is aware of the matter and has elected to not take any action at this time with regard to its loan.

The Company continues to have debt service obligations to NAB from the financing of its acquisition of Mack Valves. Management believes that the liquidity generated from the sale of Mack-USA assets plus the facility with NAB will be sufficient to provide normal working capital and debt service requirements of the Company's current business in the near and long term.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 to our annual financial statements included in the Forms 10-KSB and 10-KSB/A for the year ended September 28, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ form these estimates under different assumptions or conditions.

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

Intangible Assets and Goodwill: Goodwill, created in connection with the acquisition of Mack Valves on November 1, 2000, and other intangible assets, are stated at cost, less accumulated amortizaton at September 28, 2002. Until September 29, 2002, amortization of goodwill had been computed over an estimated useful life of thirty years. On September 29, 2002, the Company adopted Financial Accounting Standards Statement ("SFAS") No. 141 "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets."
As a result of the adoption of SFAS Nos. 141, 142 and 144, the Company no longer amortizes Goodwill and other intangible assets with indefinite lives, but instead, tests the value of these assets for impairment at least annually.

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


Forward Looking Information

Information in this report includes various forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements with words such as "believe," "may," "will," "estimate,"

"continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, the Company's business or the Company's management. Forward-looking statements are based largely on the Company's current expectations and projections about future events and financial trends affecting the financial condition of the business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including, among other things: general economic and business conditions, both internationally and in the Company's markets; the Company's expectations and estimates concerning the Company's future financial performance; the ability of the Company to reduce expenses without impairing its core business operations; capital expenditures by competitors; market acceptance of new products; the development of new competitive technologies; the ability to satisfy demand for the Company's products; the ability to achieve low cost sourcing; the availability of key components for the Company's products; the availability of qualified personnel; the impact of possible future acquisitions; risks associated with foreign operations, including currency fluctuations; international, national, regional and local economic and political changes; and trends affecting the valve industry, the Company's financial condition or the results of its operations.

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

The Company's management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.
                                -23-



                        PART II - OTHER INFORMATION



Item 3 - Defaults Upon Senior Securities

At March 29, 2003, the Company was in default on its approximately $1.5 million revolving line of credit and note payable to National Australia Bank because it was out of compliance with the debt service coverage covenant of the loans. However, NAB elected not to take any action at this time.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11) Statement Re: Computation of Per Share Earnings. The information set forth in Note 8 to the Financial Statements found in PART I hereof is hereby incorporated.


     (b) The Company filed a Form 8-K on February 3, 2003 and a Form 8-K/A on April 7, 2003

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of May 19, 2003


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

Date         May 19, 2003

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

Date         May 19, 2003

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

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1)	the Quarterly Report on Form 10-QSB for the period ended
March 29, 2003 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Dated:	May 19, 2003




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

                               Exhibit 99.2


                              Certification


              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (Subsections (a) and (b) of Section 1350, Chapter 63 of
                          Title 18, United States Code)

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1)	the Quarterly Report on FORM, 10-QSB for the period ended March
29,2003 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.


Dated:	May 19, 2003


	_______________________________________
         Kenneth E. Heyman
     Chief Financial Officer