Form 10QSB
period 2003-06-28
GODDARD INDUSTRIES INC
filed 2003-08-22
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended    June 28, 2003

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

 Title of Each Class of            Number of Shares Outstanding
Common Equity Outstanding          at June 28, 2003

Common Stock, $.01 par value               2,560,684

Transitional Small Business Disclosure Format

           Yes  [  ]              No  [ X ]










                         GODDARD INDUSTRIES, INC.

                           TABLE OF CONTENTS


                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

     Consolidated Balance Sheets as of June 28, 2003
     and September 28, 2002  (Unaudited)                             3

     Consolidated Statements of Operations - Three and Nine Months
     Ended June 28, 2003 and June 29, 2002 (Unaudited)	         5

     Consolidated Statement of Shareholders' Equity - Nine
     Months Ended June 28, 2003 (Unaudited)	                     7

     Consolidated Statements of Cash Flows - Nine Months
     Ended June 28, 2003 and June 29, 2002 (Unaudited)               8

     Notes to Consolidated Financial Statements                     10


Item 2     Management Discussion and Analysis                       18

Item 3     Controls and Procedures                                  23



PART II - OTHER INFORMATION

Item 3     Defaults Upon Senior Securities                          23

Item 6     Exhibits and Reports on Form 8-K                         23

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements


                GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                  	    June 28, 2003  September 28, 2002
               ASSETS                      Unaudited        Audited

CURRENT ASSETS:
   Cash and cash equivalents               $2,522,738     $  301,417
   Cash - restricted                            -            200,000
   Accounts receivable, net of allowances     647,488        532,167
   Inventories                              1,124,744        826,940
   Refundable taxes on income                    -           373,765
   Prepaid expenses and taxes                  83,619         93,964
   Deferred income taxes                      127,377        276,122

     TOTAL CURRENT ASSETS                   4,505,966      2,604,375

NET PROPERTY, PLANT AND EQUIPMENT             640,902        594,402

OTHER ASSETS:
   Deferred charges                              -            12,291
   Deferred income taxes - long term           55,523        164,454
   Investment                                 250,000        250,000
   Deferred Financing Charges                  35,938         32,437
   Goodwill                                 2,740,579      2,331,512
   Net assets of discontinued operations         -         1,014,691

     TOTAL OTHER ASSETS                     3,082,040      3,805,385

TOTAL ASSETS                               $8,228,908     $7,004,162


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt    $1,668,623     $  136,499
   Accounts payable                           576,843        351,432
   Income taxes payable                        17,788           -
   Accrued expenses                           440,348        277,875
   Deferred compensation                       95,209         68,988

     TOTAL CURRENT LIABILITIES              2,798,811        834,794

LONG-TERM DEBT                                   -         1,329,569
DEFERRED COMPENSATION                         343,622        345,571
NET LIABILITIES OF DISCONTINUED OPERATIONS     50,165           -

           The accompanying notes are an integral part of the consolidated financial statements

SHAREHOLDERS' EQUITY:
   Capital Stock:
    Preferred stock - par value $.01 per share;
     3,000,000 shares authorized, none issued
     or outstanding.                               -              -
    Common stock - par value $.01 per share;
     12,000,000 shares authorized, 2,560,684
     issued and outstanding at June 28, 2003
     and September 28, 2002                      25,607         25,607
   Additional paid-in capital                   700,487        700,487
   Accumulated other comprehensive income       324,186         49,440
   Retained earnings                          3,986,030      3,718,694

     TOTAL SHAREHOLDERS' EQUITY               5,036,310      4,494,228

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $8,228,908     $7,004,162



























           The accompanying notes are an integral part of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                       For the Three For the Nine  For The Three  For the Nine
                       Months Ended  Months Ended  Months Ended   Months Ended
                                June 28, 2003                June 29, 2002

NET SALES                   $979,919   $2,675,451       $924,067   $2,366,530

COST OF SALES                597,004    1,623,101        579,139    1,422,853

GROSS PROFIT                 382,915    1,052,350        344,928      943,677

SELLING AND ADMINISTRATIVE
  EXPENSES                   561,149    1,475,903        464,375    1,365,525

LOSS FROM
  OPERATIONS                (178,234)    (423,553)      (119,447)    (421,848)

OTHER INCOME (EXPENSE):
 Interest expense            (29,750)    (148,784)       (60,633)    (190,096)
 Other income (loss), net     11,914       23,356         (7,940)      14,028
 Gain(loss)on foreign
     exchange                     59       (1,626)        (2,869)      (1,689)

   TOTAL OTHER
    INCOME (EXPENSE)         (17,777)    (127,054)       (71,442)    (177,757)

LOSS FROM CONTINUING
  OPERATIONS BEFORE TAXES   (196,011)    (550,607)      (190,889)    (599,605)

BENEFIT FROM
  INCOME TAXES              (122,318)    (263,820)       (76,412)    (239,192)

LOSS FROM CONTINUING
 OPERATIONS, NET OF TAXES    (73,693)    (286,787)      (114,477)    (360,413)

LOSS FROM DISCONTINUED
 OPERATIONS NET OF
 INCOME TAX BENEFIT          (45,596)    (400,284)       (25,741)     (91,624)

GAIN ON DISPOSITION OF
 DISCONTINUED OPERATIONS
 NET OF INCOME TAX EXPENSE
 OF $567,641                 257,990      954,407           -           -

NET INCOME (LOSS)           $138,701     $267,336      $(140,218)   $(452,037)


The accompanying notes are an integral part of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)
                                  (Unaudited)

                        For the Three For the Nine  For The Three  For the Nine
                        Months Ended  Months Ended  Months Ended   Months Ended
                               June 28, 2003       	     June 29, 2002

EARNINGS (LOSS) PER SHARE:
 Basic:

   Continuing operations      $(0.03)      $(0.11)       $(0.04)      $(0.15)

   Discontinued operations     (0.02)       (0.16)        (0.01)       (0.04)

   Gain on disposition of
    Discontinued operations     0.10         0.37           -            -

   Net income (loss)           $0.05        $0.10        $(0.05)      $(0.19)


Weighted average shares    2,560,684    2,560,684     2,560,684     2,428,816

























                The accompanying notes are an integral part
                  of the consolidated financial statements

                 GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       NINE MONTHS ENDED JUNE 28, 2003
                                (Unaudited)
                                                              Accum
                           Additional  Compre-             Other Com-
                     Common  paid-in   hensive   Retained  prehensive
                     stock   capital   income    earnings    income    Total

Balance at
 September 28, 2002

 2,560,684  shares  $25,607  $700,487         $3,718,694   $49,440  $4,494,228

Net income             -         -     267,336   267,336     -         267,336

Other comprehensive income:
  Foreign currency
   translation, net of
   taxes of ($216,000) -         -     274,746      -      274,746     274,746

Comprehensive income                 $ 542,082

Balance at
 June 28, 2003

 2,560,684 shares   $25,607  $700,487         $3,986,030  $324,186  $5,036,310





















           The accompanying notes are an integral part of the consolidated financial statements

                   GODDARD INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                              For the Nine Months Ended
                                          June 28, 2003    June 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $  267,336        $ (452,037)

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Loss from discontinued operations          400,284            91,624
    Gain on disposal of assets                (954,407)             -
    Depreciation and amortization              116,681           157,323
    Deferred income taxes                     (237,715)          (55,281)
    Changes in assets and liabilities:
      Accounts receivable                        3,233           222,235
      Inventories                             (101,433)           27,556
      Refundable income taxes                  393,086           104,586
      Prepaid expenses and other                19,421            65,407
      Accounts payable                         146,047          (102,787)
      Accrued expenses                          71,473            36,653
      Deferred compensation                     14,055           (37,100)

       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                $ 138,061          $ 58,179

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of business         4,704,368              -
  Deferred charges                              12,291           (30,114)
  Property, plant and equipment additions      (32,112)          (77,083)
  Cash provided by (used in)
   discontinued operations                  (1,006,627)          185,894

    NET CASH PROVIDED BY
      INVESTING ACTIVITIES                   3,677,920            78,697

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                 203,574         1,060,172
  Repayments of long term debt              (2,040,336)       (1,693,961)
  Issuance of common stock                        -              206,000
  Finance fees deferred                           -             (141,263)
  Restricted cash                              200,000              -
    NET CASH USED IN FINANCING ACTIVITIES   (1,636,762)         (569,052)

EFFECT OF EXCHANGE RATE CHANGES ON CASH         42,102            29,399

NET INCREASE (DECREASE) IN CASH              2,221,321          (402,777)

CASH AND EQUIVALENTS - BEGINNING               301,417           815,704

CASH AND EQUIVALENTS - ENDING               $2,522,738        $  412,927

           The accompanying notes are an integral part
            of the consolidated financial statements
                                  -8-



     Supplemental Disclosures of Cash Flow Information


CASH PAID DURING THE PERIOD:
  Interest                                    $148,704          $167,096
  Income taxes                                $   -             $129,923










































              The accompanying notes are an integral part
               of the consolidated financial statements

                           GODDARD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 28, 2003
                                (Unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended September 29, 2002 that are included in the Company's Forms 10-KSB and 10-KSB/A. The Company believes the disclosures contained herein are adequate to make the information presented not misleading.


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


Asset Impairment:

The Company adopted Financial Accounting Standards Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective September 29, 2002. In accordance with SFAS No. 144, long-lived assets to be held and used by the Company are reviewed at least annually to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset, measured using an estimate of discounted cash flow analysis.

Stock Options:

The Company adopted Financial Accounting Standards Statement No. 148, "Accounting for Stock-Based Compensation", effective September 29, 2002. (Note 8)

Reclassifications:

Certain amounts in the June 29, 2002 and September 28, 2002 financial statements have been reclassified to conform with the June 28, 2003 presentation, with no affect on previously reported net income, earnings per share, or shareholders' equity.



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

On January 31, 2003 the Company sold substantially all of the assets of Mack-USA to Engineered Controls International, Inc. ("ECII"),a Delaware corporation, for a total purchase price of approximately $3,900,000. Of the purchase price, $3,200,000 was paid in cash at the closing and an additional approximately $657,000 had been paid by June 28, 2003. Up to an additional $43,000 is payable upon collection of transferred accounts receivable. The assets sold included Mack-USA's machinery and equipment, office equipment, inventory, accounts receivable, intellectual property and proprietary information, including rights to the use of the names "Goddard Industries, Inc." and "Goddard Valve Corporation." The Company is restricted from competing with ECII in certain geographic areas for certain cryogenic valve types.

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

On June 18, 2003, the Company sold all of the real estate that was owned by Mack-USA to WRT Management Corp. of Marlboro, Massachusetts. The purchase price of $825,000 was paid as of the closing date. The property formerly housed the operations of Mack-USA. The gain on this sale is included in the gain on disposition of discontinued operations in 2003.

The company rents approximately 2,000 square feet of office space at the same location, as a tenant at will, from the new owners.


NOTE 3.  INVENTORIES:

Inventories are comprised of the following:

                                            June 28,      September 28,
                                              2003             2002

      Finished goods                       $  858,544         $680,442
      Work in process                          99,825           47,035
      Raw materials                           166,375           99,463

                                           $1,124,744         $826,940


NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Prior to the Company's adoption of SFAS Nos. 141, 142 and 144, management conducted a preliminary review of the impact of adopting these new standards and, as a result of this review, expected that there would be no impairment or other negative impact, and made no adjustment to the carrying value of goodwill and other intangibles. In conjunction with the Company's adoption of SFAS Nos. 141, 142 and 144 on September 29, 2002, the Company completed transitional goodwill impairment testing for its reporting units. The testing requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Company concluded that the fair value exceeded the carrying value, and that no transitional impairment should be recognized. In addition, it was determined that no reclassification of goodwill to amortizable intangible assets was warranted as a result of the adoption of SFAS 142.

The following table displays the effect on prior period earnings, had SFAS 142 been adopted and in effect at that time:
                                                       Nine months ended
                                                     June 28,    June 29,
                                                        2003        2002

Net loss from continuing operations                $(286,787)     $(360,413)
Add back:  goodwill amortization, net of tax            -            36,840

Adjusted net loss                                 $ (286,787)     $(323,573)

Basic earnings (loss) per share:
  Net loss from continuing operations                $(0.11)        $(0.15)
  Goodwill amortization                                 -             0.02

  Adjusted net loss from continuing
   operations                                        $(0.11)        $(0.13)


                                                       Three months ended
                                                     June 28,    June 29,
                                                        2003        2002

Net loss from continuing operations                 $(73,693)     $(114,477)
Add back:  goodwill amortization, net of tax             -            7,492

Adjusted net loss                                   $(73,693)     $(106,985)

Basic earnings per share:
  Net loss from continuing operations                 $(0.03)        $(0.04)
  Goodwill amortization                                  -               -

    Adjusted net loss from continuing
     operations                                       $(0.03)        $(0.04)


At June 28, 2003 intangible assets are comprised of an unamortized intangible asset of Goodwill of $2,740,579. There was no amortization expense for the three or nine months ended June 28, 2003.

NOTE 5.  LONG-TERM DEBT:

At June 28, 2003 the Company's long-term debt consisted of the following:

                                                     LONG-TERM     CURRENT
Note payable, National Australia Bank, due in
quarterly installments of approximately A$71,000
($46,000) including interest at 9.30% through
November 2005 (Denominated in AUD).                      -          436,322

Revolving line of credit, National Australia Bank,
current rate of 6.50%, through October 2005.
Commencing November 1, 2005 quarterly payments
of principal plus interest in amounts sufficient
to amortize the then outstanding balance by
October 31, 2010.  Interest may not exceed 9.55%
for the life of the loan. (Denominated in AUD).          -        1,197,900

Capital lease obligations for machinery.
(Denominated in AUD).                                    -           34,401

                                                         -       $1,668,623

All of the above bank debt is secured by substantially all of the assets of Mack Valves Pty Ltd, with a letter of comfort provided by the Company. At June 28, 2003, Mack Valves was not in compliance with certain financial covenants related to these loans and accordingly, the Company has classified the National Australia Bank debt as current.

NOTE 6.  INCOME TAXES:

The tax effects of the principal temporary differences giving rise to the net current and non-current deferred tax assets are as follows:

                                           June 28,      September 28,
                                              2003            2002
   Deferred tax asset
     Deferred compensation                $  156,200      $  156,200
     Capital loss carry forward                 -            167,700
     Inventory valuation                      10,000         141,100
     Accrued salaries                        102,200          95,500
     Bad debts                                15,000          31,800
     Foreign tax credit carry forward         93,000          93,000
     Net operating loss carry forward        112,600         109,000
     Other                                     6,200           3,976

       Total gross deferred tax assets       495,200         798,276

   Deferred tax liabilities:
     Depreciation                             (1,500)        (92,200)
     Amortization                            (64,800)        (64,800)
     Gain on foreign currency               (216,000)        (33,000)

       Total gross deferred
        tax liabilities                     (282,300)       (190,000)

       Deferred tax asset before
        valuation allowance                  212,900         608,276

   Less valuation allowance                  (30,000)       (167,700)

                                            $182,900        $440,576

Management had established a valuation allowance in connection with the deferred tax asset related to the capital loss carry forward as of September 28, 2002. The sale of Mack-USA assets allowed the Company to eliminate this valuation allowance. The valuation allowance at June 28, 2003 relates to a portion of the net operating loss carry forward.


NOTE 7.  ENVIRONMENTAL MATTERS:

In 1998, the Company filed a Class "C" Response Action Outcome ("RAO") Statement with the Massachusetts Department of Environmental Protection regarding its facility in Worcester, Massachusetts. Until the sale of the property (see note 2) the Company had been conducting periodic monitoring as was required by the RAO. The Company has no further interest in the building or the property but continues to be subject to laws covering the period of its ownership. Periodic monitoring is now the responsibility of the buyer of the property. The Company does not plan to take any further action in this matter.

NOTE 8.       COMMON STOCK OPTIONS

The Company applies APB Opinion 25 in accounting for employee stock options. Accordingly, no compensation cost has been recognized. Had compensation costs been determined in accordance with SFAS No. 123 in the three and nine months ended June 28, 2003 and June 29, 2002, pro forma net income (loss) would have been as shown:

                       For the Three For the Nine  For The Three  For the Nine
                       Months Ended  Months Ended  Months Ended   Months Ended
                            June 28, 2003       	   June 29, 2002

Net income (loss)          $138,701     $267,336     $(140,218)  $(452,037)

Cost of stock options
  Net of taxes               (7,290)     (54,331)      (20,530)   (130,647)

Pro forma net income
 (loss)                    $131,411     $213,005     $(160,748)  $(582,684)

Pro forma net income (loss)
 per share                    $0.05        $0.08        $(0.06)     $(0.24)


Note 9.  DISCONTINUED OPERATIONS

Mack-USA's discontinued operations are presented as follows:

                       For the Three For the Nine  For The Three  For the Nine
                       Months Ended  Months Ended  Months Ended   Months Ended
                            June 28, 2003       	   June 29, 2002

NET SALES                 $     -      $1,132,360       $802,793    2,434,274

COST OF SALES                   -         811,041        524,380    1,688,457

GROSS PROFIT                    -         321,319        278,413      745,817

SELLING AND ADMINISTRATIVE
  EXPENSES                    74,390      948,603        321,328      890,452

LOSS FROM OPERATIONS         (74,390)    (627,284)       (42,915)    (144,635)

OTHER INCOME (EXPENSE)          -            -               (25)      (7,797)

LOSS BEFORE  INCOME TAXES    (74,390)    (627,284)       (42,940)    (152,432)

BENEFIT FROM INCOME TAXES    (28,794)    (227,000)       (17,199)     (60,808)

NET LOSS                   $ (45,596)   $(400,284)     $ (25,741)    $(91,624)

The net assets of Mack-USA's discontinued operations as of September 28, 2002 are summarized as follows:

               ASSETS

CURRENT ASSETS:
   Accounts receivable, net of allowances  $  462,836
   Inventories                              1,473,852
   Prepaid expenses and taxes                   3,207

     TOTAL CURRENT ASSETS                   1,939,895

NET PROPERTY, PLANT AND EQUIPMENT             947,632

OTHER ASSETS:
   Deferred charges                           115,108
   Deferred financing charges                 140,895

     TOTAL OTHER ASSETS                       256,003

TOTAL ASSETS                               $3,143,530

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt    $   15,000
   Accounts payable                           216,304
   Income taxes payable                       187,766

     TOTAL CURRENT LIABILITIES                419,070

LONG-TERM DEBT                              1,709,769

     TOTAL LIABILITIES                      2,128,839


NET ASSETS                                 $1,014,691

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

SALE OF ASSETS OF GODDARD VALVE CORPORATION

On January 31, 2003 the Company, sold substantially all of the assets employed in the operations of Mack-USA (then Goddard Valve Corporation) to Engineered Controls International, Inc. ("ECII"),a Delaware corporation, for a total purchase price of approximately $3,900,000. Of that amount, $3,200,000 was paid in cash at the closing, and another $657,000 was paid through June
28, 2003. An additional $43,000 is payable pending collection of transferred accounts receivable. The assets sold included Mack-USA's machinery & equipment, office equipment, inventory, accounts receivable, intellectual property and proprietary information, including rights to the use of the names "Goddard" and "Goddard Valve Corporation." The Company is restricted from competing with ECII in certain geographical areas for certain cryogenic valve types.

As a result of the above sale, on February 05, 2003 Goddard Valve Corporation was renamed Mack Valves Corporation (Mack-USA), and the Company must discontinue its use of the name "Goddard Industries, Inc." and "Goddard Valve Corporation".

The Mack-USA business that was sold designed, manufactured, and sold cryogenic valves that are used primarily by the industrial gas industries, including atmospheric gases, LNG, liquid hydrogen and specialty gases used in semiconductor manufacture. After the sale of the business, Mack Valves in Australia became the principal operating subsidiary of the Company. Mack -
USA will support Mack Valves' business in the United States. Mack
Valves manufactures a range of industrial valves for specialized areas of industry, including water, steam, fire service and other valves used extensively in clean water, fire prevention, mining and other industrial applications, as well as a range of cryogenic valves.

As a result of the above sale to ECII, Mack-USA had no further need for its real estate in Worcester, Massachusetts, and on June 18, 2003, the Company sold all of that real estate. The purchase price of $825,000 was paid at closing. The net book value of the assets sold was approximately $265,000, realizing a gain on the sale, after closing costs of $75,000, of approximately $485,000 before taxes. Approximately $227,000 was accrued for taxes on the gain.

The company rents approximately 2,000 square feet of office space at the same location, as a tenant at will, from the new owners.


RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 28, 2003 COMPARED TO
                        JUNE 29, 2002

As a result of the sale of substantially all of the assets of Mack-USA, the Company has three classes of income for reporting purposes: income from continuing operations; income from discontinued operations (the disposed Mack-USA operations); and the gain on the sale of the Mack-USA assets and related real estate which housed Mack-USA. Mack Valves becomes the principal operating subsidiary of the Company, and the results of operations reported herein consist of the operating results of Mack Valves and expenses associated with the corporate office in the United States.

Net sales from continuing operations for the nine months ended June 28, 2003 were $2,675,000, with a net loss from continuing operations of $287,000 or $.11 basic loss per share, compared with net sales of $2,367,000 and a net loss from continuing operations of $360,000 or $.15 basic loss per share in the same period last year. During the nine months ended June 28, 2003, the net loss from discontinued operations was $400,000 or $.16 basic loss per share, with a net gain on the sale of Mack-USA assets and related real estate of $954,000 or $.37 basic income per share, resulting in consolidated net income of $267,000 or $.10 basic income per share. During the comparable period last year, the net loss from discontinued operations was $92,000 or $.04 basic loss per share, resulting in a consolidated net loss of $452,000 or $.19 basic loss per share. The difference in rates between the US dollar and the Australian dollar accounted for the entire 13% increase in net sales since when stated in Australian dollars, net sales in the first nine months of this year were level when compared to the same period last year.

New orders received in the nine months ended June 28, 2003 were 13% higher than for the same period last year when stated in US dollars, but were actually 1% lower when stated in Australian dollars. At June 28, 2003 the backlog of order was 16% higher than at the comparable date last year when stated in US dollars, and 2% lower when stated in Australian dollars.

The loss from operations increased by $2,000 from a loss of $422,000 in the first nine months of last year to a loss of $424,000 in the first nine months of this year. The increase consisted of an improvement in gross margin of $109,000, all but $32,000 of which resulted from the difference in rates between the US dollar and the Australian dollar, offset by an increase in selling, general, and administrative expenses of $110,000. The increase in SG&A was the result a number of factors including: $30,000 of expenses associated with the Company's investigation of a reverse split; $61,000 internal costs associated with the sale of the assets of Mack-USA and related real estate; $32,000 of deferred finance charges written off at the end of the second quarter of FY2003; and $54,000 lower selling general and administrative cost (primarily at Mack Valves), offset by an increase in cost of $41,000 resulting when Australian expenses were translated into US dollars at differing exchange rates in effect.

The loss from discontinued operations of $400,000 in the nine months ended
June 28, 2003 consisted of a combination of losses from normal operations and certain costs associated with cessation of operations of Mack-USA at the Company's Worcester, Massachusetts facility prior to moving of assets to ECII's North Carolina plant. Stated in after tax dollars, $40,000 was attributed to normal operating losses, $278,000 to severance costs associated with the plant closure, and the remainder to deferred finance charges written off at the time of the sale. The loss from discontinued operations during the nine months ended June 29, 2002 was made up of losses from normal operations of the business.

The net gain on sale of assets of $954,000 consisted a net gain of $696,000 from the sale of assets of Mack-USA and $258,000 from the sale of the related real estate. The net gain on sale of Mack-USA assets of $696,000 represents a pre-tax gain of approximately $1,033,000, which was made up of the sale price of $3,924,000 less the cost of the assets sold of $2,756,000 and closing costs of $135,000. The net gain on sale of the related real estate of $258,000 represents a pre-tax gain of approximately $485,000, which was made up of the sale price of $825,000 less the net book value of the assets sold of $265,000 and brokerage and legal fees of $75,000.


THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO JUNE 29, 2002

Net sales from continuing operations for the three months ended June 28, 2003 were $980,000, with a net loss from continuing operations of $74,000 or $.03 basic loss per share, compared with net sales of $924,000 and a net loss from continuing operations of $114,000 or $.04 basic loss per share in the same period last year. However, stated in Australian dollars, net sales for the three months ended June 28, 2003 actually declined by 4% when compared to the same period last year.

During the three months ended June 28, 2003, the net loss from discontinued operations was $46,000 or $.02 basic loss per share, with a net gain on the sale of assets of $258,000 or $.10 basic income per share, resulting in consolidated net income of $139,000 or $.05 basic income per share. During the comparable period last year, the net loss from discontinued operations was $26,000 or $.01 basic loss per share, resulting in a consolidated net loss of $140,000 or $.05 basic loss per share.

The loss from continuing operations increased by $59,000 from $119,000 in the three months ended June 29, 2002 to $178,000 in the three months ended June 28, 2003. The $59,000 increase was the result of an increase in selling general and administrative expenses of $97,000, which was offset by a $38,000 increase in gross margin, all of which was the result of translation gains when converting Mack Valves results in Australian dollars into US dollars. The increase in SG&A was the result a number of factors including: $30,000 of expenses associated with the Company's investigation of a reverse split; $28,000 internal costs associated with the sale of assets of Goddard Valve and the related real estate; and $9,000 lower selling general and administrative cost (primarily at Mack Valves) offset by an increase in cost of $48,000 resulting when Australian expenses were translated into US dollars at differing exchange rates in effect.


LIQUIDITY AND CAPITAL RESOURCES

As a result of the sale of the operating assets of Mack-USA and the related real estate, the Company's liquidity and capital resources have been significantly improved. At June 28, 2003, cash and cash equivalents were $2,523,000, and working capital was $1,707,000. On that date, consolidated debt equaled $1,669,000 (denominated in AUD), substantially all of which is held by National Australia Bank ("NAB"). This debt arose from the financing of the acquisition of Mack Valves. All of this debt is classified as current because at June 28, 2003, Mack Valves had not met its debt service coverage covenant with NAB. The Company and NAB are currently discussing ways of resolving this issue, which may involve a pay-down of some portion of the NAB debt.

The Company continues to have debt from the financing of its acquisition of Mack Valves. Management believes that the liquidity generated from the sale of Mack-USA assets and related real estate plus the facility with NAB will be sufficient to provide normal working capital and debt service requirements of the Company's current business in the near and long term future. On June 26, 2003, the Company filed preliminary proxy materials related to a reverse split. The amounts of cash required to implement that proposed transaction would not be material to the Company's liquidity position. At June 28, 2003, the Company had sufficient cash to pay down its entire debt to NAB, if necessary, and still have sufficient working capital to meet the company's needs for the next twelve months. The Company does not have any off-balance sheet financing.


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

Intangible Assets and Goodwill: Goodwill, created in connection with the acquisition of Mack Valves on November 1, 2000, and other intangible assets, are stated at cost, less accumulated amortization at September 28, 2002. Until September 28, 2002, amortization of goodwill had been computed over an estimated useful life of thirty years. On September 29, 2002, the Company adopted Financial Accounting Standards Statement ("SFAS") No. 141 "Business
                                -21-

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


Forward Looking Information

Information in this report includes various forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements with words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, the Company's business or the Company's management. Forward-looking statements are based largely on the Company's current expectations and projections about future events and financial trends affecting the financial condition of the business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including, among other things: general economic and business conditions, both internationally and in the Company's markets; the Company's expectations and estimates concerning the Company's future financial performance; the ability of the Company to reduce expenses without impairing its core business operations; capital expenditures by competitors; market acceptance of new products; the development of new competitive technologies; the ability to satisfy demand for the Company's products; the ability to achieve low cost sourcing; the availability of key components for the Company's products; the availability of qualified personnel; the impact of possible future acquisitions; risks associated with foreign operations, including currency fluctuations; international, national, regional and local economic and political changes; and trends affecting the valve industry, the Company's financial condition or the results of its operations
Given the uncertainties that attach to the Company's forward-looking statements, undue reliance should not be placed on them. The Company's actual results could differ materially from those anticipated in its forward-looking statements.

Item 3 - Controls and Procedures

As of June 28, 2003, our Chief Executive Officer and Chief Financial
Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed. The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company's disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                        PART II - OTHER INFORMATION


Item 3 - Defaults Upon Senior Securities

At June 28, 2003, the Company was in default on its approximately $1.7 million revolving line of credit and note payable to National Australia Bank
(NAB) because it was out of compliance with the debt service coverage covenant of the loans. The Company and NAB are currently discussing ways of resolving this issue, which may involve a pay-down of some portion of the long term debt. At June 28, 2003, the Company had sufficient cash to pay down its entire debt to NAB, if necessary, and still have sufficient working capital to meet the company's needs for the next twelve months.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

         11 Statement Re: Computation of Per Share Earnings. The information set forth in the Consolidated Statements of Operations found in Part I hereof is hereby incorporated.

         31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley
              Act

         31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley
              Act


         32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley
              Act

         32.2 Certification of CFO pursuant to Section 906 of Sarbanes-Oxley
              Act

     (b) The Company filed a Form 8-K on February 3, 2003 and a Form 8-K/A on April 7, 2003




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated as of August 22,2003


                         GODDARD INDUSTRIES, INC.




                         By:/s/Salvatore J. Vinciguerra
                            ----------------------------
                            Salvatore J. Vinciguerra
                            President,
                            Chief Executive Officer


                         By:/s/Kenneth E. Heyman
                            ----------------------------
                            Kenneth E. Heyman
                            Principal Financial and
				    Accounting Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Salvatore J. Vinciguerra, President and Chief Executive Officer of Goddard Industries, Inc., certify that:

1. I have reviewed this report on Form 10-QSB of Goddard Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) (Omitted)

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: August 22, 2003

/s/ Salvatore J. Vinciguerra
Salvatore J. Vinciguerra
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth E. Heyman, Chief Financial Officer of Goddard Industries, Inc., certify that:

1. I have reviewed this report on Form 10-QSB of Goddard Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) (Omitted)

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Date: August 22, 2003

/s/ Kenneth E. Heyman
Kenneth E. Heyman
Chief Financial Officer
(Principal Financial Officer)

                                  Exhibit 32.1

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

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1) the Quarterly Report on Form 10-QSB for the period ended June 28, 2003(the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Dated:      August 22, 2003




	_______________________________________
       Salvatore J. Vinciguerra
       Chief Executive Officer

                               Exhibit 32.2


                              Certification


              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (Subsections (a) and (b) of Section 1350, Chapter 63 of
                          Title 18, United States Code)

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1) the Quarterly Report on FORM, 10-QSB for the period ended June 28, 2003 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.


Dated:      August 22, 2003


	_______________________________________
         Kenneth E. Heyman
         Chief Financial Officer