Form 10KSB/A
period 2002-09-28
GODDARD INDUSTRIES INC
filed 2003-08-28
CIK 41980

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

                       Commission File No. 0-2052

                        GODDARD INDUSTRIES, INC.

        (Exact name of registrant as specified in its charter)


        Massachusetts                              04-2268165

(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)



        705 Plantation Street, Worcester, Massachusetts    01605

           (Address of principal executive office)       (Zip Code)


Issuer's telephone number, including area code:    (508)852-2436


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

Transitional Small Business Disclosure Format:

    Yes             No     X



  INTRODUCTORY NOTE
This amendment to the Company's Form 10-KSB for the fiscal year ended September 28, 2002 is being filed (1) to amend Part III, Item 14, Controls and Procedures, to clarify that the Company's disclosure controls provide reasonable assurance that material information relating to the Company is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) to amend Item 7, Financial Statements, to include a revised independent audit report from Stockford Limited to confirm that their audit was performed in accordance with U.S. GAAS and covers the year ended September 30, 2001, and to include a revised independent audit report from Greenberg, Rosenblatt, Kull & Bitsoli, P.C. to clarify that such firm was responsible for auditing the conversion of the Company's financial statements from Australian Accounting Principles to U.S. GAAP. The actual financial
statements have not changed.   In connection with these amendments, the
Company's Chief Executive Officer and Chief Financial Officer have each provided the certifications required under Section 302 of the Sarbanes-Oxley
Act of 2002 and under Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are filed as exhibits 31.2, 31.2, 32.1 and 32.2.

                           PART III




ITEM 13.      Exhibits and Reports on Form 8-K.

(a)(1)    Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull &
               Bitsoli, P.C. dated November 23, 2002. (See page 8 hereof.)

          2. Report of Stockford Audit & Assurance Services, dated December 23, 2002, and consent. (See pages 9 and 10 hereof.)

          3.   Consolidated Balance Sheets as of September 28,
               2002 and September 29, 2001. (See page 11 and 12 hereof.)

          4. Consolidated Statement of Operations for the fifty-two weeks ended September 28, 2002, September 29, 2001, and September 30, 2000. (See page 13 hereof.)

          5. Consolidated Statements of Stockholders' Equity for the fifty-two weeks ended September 28, 2002, September 29, 2001 and September
               30, 2000.  (See pages 14 and 15 hereof.)

          6.   Consolidated Statements of Cash Flows for the
               for the fifty-two weeks ended September 28,
               2002, September 29, 2001 and September
               30, 2000.   (See pages 16 and 17 hereof.)

          7.   Notes to the Consolidated Financial
               Statements.  (See pages 18-33 hereof.)


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

     (21) Subsidiaries of the Registrant.  (Filed as Exhibit
          21 to the Company's Form 10-K for the fiscal year ended September 29, 2001.)*

     (23) See consent included with accountant's report of Stockford Audit & Assurance Services.


  (31.1) Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act

     (31.2) Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act

     (32.1) Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act

     (32.2) Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act


*Not filed herewith. In accordance with Rule 12b-23 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Commission.


(b)       Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

  ITEM 14. Controls and Procedures

As of September 28, 2002, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed. The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company's disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. </R














                                SIGNATURES

In accordance with to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GODDARD INDUSTRIES, INC.


Dated:  August 28, 2003     By:   /s/Salvatore J. Vinciguerra
                                    Salvatore J. Vinciguerra
                                    President and Chief Executive Officer

           GODDARD INDUSTRIES, INC. AND SUBSIDIARIES


               CONSOLIDATED FINANCIAL STATEMENTS


            SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                      Independent Auditors' Report



The Shareholders and Board of Directors
Goddard Industries, Inc. and Subsidiaries
Worcester, Massachusetts


We have audited the consolidated balance sheets of Goddard Industries, Inc. and Subsidiaries as of September 28, 2002 and September 29, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Mack Valves Pty Ltd., a wholly owned subsidiary, whose financial statements reflect approximately 45 and 42 percent of the consolidated assets at September 28, 2002 and September
29, 2001 and approximately 50 and 48 percent of consolidated revenues for the years then ended. Those statements, with the exception of the reconciliation from accounting principles generally accepted in Australia to accounting principles generally accepted in the United States which was audited by us, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mack Valves Pty Ltd., is based solely on the report of other auditors.

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


GREENBERG, ROSENBLATT, KULL & BITSOLI, P.C.  /s/Greenberg, Rosenblatt, Kull &
                                                Bitsoli, P.C.


Worcester, Massachusetts
November 23, 2002

                                  MACK VALVES PTY LTD
                                     ABN 99 094 830 145

                         Independent Audit Report to the Members

Scope

We have audited the financial report of Mack Valves Pty Ltd for the year ended 30 September 2002 and the period 20 October 2000 (inception) through 30 September 2001, comprising the Director's Declaration, Statement of Financial Performance, Statement of Financial Position, Statement of Cash Flows and notes to the financial statements. The company's directors are responsible for the financial report. We have conducted an independent audit of this financial report in order to express an opinion on it to the members of the company.

Our audit has been conducted in accordance with Australian and United States Auditing Standards to provide reasonable assurance as to whether the financial report is free of material misstatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial report, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion whether, in all material respects, the financial report is presented fairly in accordance with Australian Accounting Standards, other mandatory professional reporting requirements in Australia and statutory requirements so as to present a view which is consistent with our understanding of the company's financial position and performance as represented by the results of its operations and its cash flows.

The audit opinion expressed in this report has been formed on the above basis.


Audit Opinion

In our opinion, the financial report of Mack Valves Pty Ltd is in accordance with:

(a)   the Corporations Act 2001, including:
      (i) giving a true and fair view of the company's financial position as at 30 September 2002 and 2001 and of its performance for the year ended 30 September 2002 and the period 20 October 2000 (inception) through 30 September 2001; and

      (ii) complying with Australian Accounting Standards and the Corporations Regulations 2001; and

(b) other mandatory professional reporting requirements in Australia.


Stockford                                   /s/ Stockford
Audit & Assurance Services

David W. McBain  CPA                       /s/ David W. McBain
Partner

Dated this 23rd day of December 2002
                                     - 9 -


                                STOCKFORD
                          Audit & Assurance Services








We consent to the inclusion in Goddard Industries, Inc.'s Annual Report on Form 10-KSB, of our Independent Audit Report to the Members dated 23 December 2002, on the financial statements of Mack Valves Pty Ltd, as of and for the year ended September 30, 2002 and the 11 months ended September 30, 2001.



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
                  The accompanying notes are an integral part
                    of the consolidated financial statements
                                    - 16 -



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

                           EXHIBIT INDEX
Exhibit
Number                    Number

(a)(1)         Financial Statements.

          1.   Report of Greenberg, Rosenblatt, Kull &
               Bitsoli, P.C. dated November 23, 2002. (See page 8 hereof.)

          2. Report of Stockford Audit & Assurance Services, dated December 23, 2002, and consent. (See pages 9 and 10 hereof.)

          3.   Consolidated Balance Sheets as of September 28,
               2002 and September 29, 2001. (See pages 11 and 12 hereof.)

          4. Consolidated Statements of Operations for the fifty-two weeks ended September 28, 2002, September 29, 2001, and September 30, 2000. (See page 13 hereof.)

          5. Consolidated Statements of Stockholders' Equity for the fifty-two weeks ended September 28, 2002, September 29, 2001 and September 30, 2000.
               (See pages 14 and 15 hereof.)

          6. Consolidated Statements of Cash Flows for the fifty-two weeks ended September 28, 2002, September 29, 2001 and September 30, 2000. (See pages 16 and 17 hereof.)

          7.   Notes to the Consolidated Financial Statements.
               (See pages 18 -33 hereof.)


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

     (21) Subsidiaries of the Registrant.  (Filed as Exhibit
          22 to the Company's Form 10-K for the fiscal year ended September 30, 1989.)*

     (23) See consent included with accountants report of Stockford Audit & Assurance Services.

  (31.1) Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act

     (31.2) Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act

     (32.1) Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act

     (32.2) Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act

                               EXHIBIT 31.1

      CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Salvatore J. Vinciguerra, President and Chief Executive Officer of Goddard Industries, Inc., certify that:

1. I have reviewed this report on Form 10-KSB, as amended by this Form 10-KSB/A, of Goddard Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and [omitted] for the small business issuer and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [Omitted]

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date:  August 28, 2003

/s/ Salvatore J. Vinciguerra
Salvatore J. Vinciguerra
President and Chief Executive Officer
(Principal Executive Officer)

                                 EXHIBIT 31.2

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth E. Heyman, Chief Financial Officer of Goddard Industries, Inc., certify that:

1. I have reviewed this report on Form 10-KSB, as amended by this Form 10-KSB/A, of Goddard Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and [omitted] for the small business issuer and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [Omitted]

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date:  August 28, 2003

/s/ Kenneth E. Heyman
Kenneth E. Heyman
Chief Financial Officer
(Principal Financial Officer)

                                 Exhibit 32.1

                                Certification
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                               (18 U.S.C. 1350)

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation
(the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1) the Annual Report on Form 10-KSB, as amended by this Form 10-KSB/A, for the period ended September 28, 2002 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Dated: August 28, 2003

	/s/ Salvatore J. Vinciguerra
	Salvatore J. Vinciguerra
	Chief Executive Officer

This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

                                  Exhibit 32.2


                                 Certification
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation
(the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1) the Annual Report on Form 10-KSB, as amended by this Form 10-KSB/A, for the period ended September 28, 2002 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Dated:  August 28, 2003


	/s/ Kenneth E. Heyman
	Kenneth E. Heyman
	Chief Financial Officer

This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.