Form 10QSB/A
period 2002-12-28
GODDARD INDUSTRIES INC
filed 2003-10-27
CIK 41980

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB/A

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

           Yes  [  ]              No  [ X ]


  INTRODUCTORY NOTE
This amendment to the Company's Form 10-QSB for the period ended December 28, 2002 is being filed to amend Part I, Item 3, Controls and Procedures, to clarify that the Company's disclosure controls provide reasonable assurance that material information relating to the Company is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In connection with these amendments, the Company's Chief Executive Officer and Chief Financial Officer have each provided the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and under Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are filed as exhibits 31.2, 31.2, 32.1 and 32.2.



  Item 3.  Controls and Procedures

As of December 28, 2002, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed. The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company's disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

   Dated as of October 27, 2003


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


                         By:/s/Kenneth E. Heyman
                            ----------------------------
                            Kenneth E. Heyman
                            Principal Financial and
				    Accounting Officer

                              EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Salvatore J. Vinciguerra, President and Chief Executive Officer of Goddard Industries, Inc., certify that:

1. I have reviewed this report on Form 10-QSB, as amended by this Form 10-QSB/A, of Goddard Industries, Inc.;

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

Date: October 27, 2003

/s/ Salvatore J. Vinciguerra
Salvatore J. Vinciguerra
President and Chief Executive Officer
(Principal Executive Officer)

				          EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth E. Heyman, Chief Financial Officer of Goddard Industries, Inc., certify that:

1. I have reviewed this report on Form 10-QSB, as amended by this Form 10-QSB/A, of Goddard Industries, Inc.;

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


Date: October 27, 2003

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

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1)   the Quarterly Report on Form 10-QSB for the period ended
June 28, 2003, as amended by this Form 10-QSB/A, (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Date:    October 27, 2003





	 /s/ Salvatore J. Vinciguerra
       Salvatore J. Vinciguerra
       Chief Executive Officer

                               Exhibit 32.2


                              Certification


              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (Subsections (a) and (b) of Section 1350, Chapter 63 of
                          Title 18, United States Code)

	Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Goddard Industries, Inc., a Massachusetts corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

	(1)   the Quarterly Report on FORM, 10-QSB for the period ended
June 28, 2003, as amended by this Form 10-QSB/A, (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all materials respects, the financial condition and results of operations of the Company.


Date:    October 27, 2003



        /s/ Kenneth E. Heyman
         Kenneth E. Heyman
         Chief Financial Officer